Form 10-Q
period 2016-06-30
HIP CUISINE INC.
filed 2016-08-10
CIK 1654588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-209346

HIP CUISINE, INC.
(Exact name of Registrant as specified in its charter)

Florida	5812	47-3170676
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

2250 NW 114th Ave. Unit 1P, PTY 11020,

Miami, FL 33172-3652

Ph: 011-507-6501-8105

(Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of the date of filing of this report August 10, 2016 there were outstanding 5,697,933 shares of the issuer's common stock, par value $0.001 per share.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that can be expected for the year ended December 31, 2016.

3

HIP CUISINE, INC.

INDEX TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(UNAUDITED)

HIP CUISINE, INC.

Consolidated Condensed Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$1,441	$2,354
Refundable sales taxes	2,643	2,761
Prepaid and deposits	52,159	11,785
Total Current Assets	56,243	16,900
Property, plant and equipment, net	84,501	87,353
TOTAL ASSETS	$140,744	$104,253

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank Indebtedness	$6,646	$-
Accounts payable and accrued liabilities	16,749	12,867
Due to related party	219,471	143,284
TOTAL LIABILITIES	242,866	156,151

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 5,555,033 and 5,520,000 shares issued and outstanding, respectively	5,555	5,520
Additional paid-in capital	95,404	82,302
Accumulated Deficit	(203,081)	(139,720)
TOTAL STOCKHOLDERS' DEFICIT	(102,122)	(51,898)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$140,744	$104,253

The accompanying notes are an integral part of these financial statements

HIP CUISINE, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES	$35,752	$-	$70,960	$-
COST OF GOODS SOLD	9,606	-	21,458	-
GROSS PROFIT	26,146	-	49,502	-

OPERATING EXPENSES
Depreciation	8,607	-	13,859	-
General and administrative	20,744	21,206	49,788	36,931
Professional fees	11,231	300	30,774	12,640
Salaries and wages	10,703	-	18,442	-
Total Operating Expenses	51,285	21,506	112,863	49,571

LOSS FROM OPERATIONS	(25,139)	(21,506)	(63,361)	(49,571)

OTHER INCOME
Advances forgiven	-	-	-	7,443
Total Other Income	-	-	-	7,443

LOSS BEFORE INCOME TAXES	(25,139)	(21,506)	(63,361)	(42,128)
Provision for income taxes	-	-	-	-

NET LOSS	$(25,139)	$(21,506)	$(63,361)	$(42,128)

Basic and Diluted Income per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	5,521,039	5,500,000	5,520,520	5,500,000

The accompanying notes are an integral part of these financial statements

HIP CUISINE, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(63,361)	$(42,128)
Adjustments to reconcile net loss to net cash from operating activities:
Advances forgiven	-	7,443
Depreciation	13,859	-
Share issued for consulting services	9,500
Changes in operating assets and liabilities:
Refundable sales taxes	118	(2,505)
Prepaid expenses	(40,374)	4,443
Accounts payable and accrued liabilities	3,882	(19,741)
Bank Indebtedness	6,646	-
Net cash used in operating activities	(69,730)	(52,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(11,007)	(50,843)
Net cash used in investing activities	(11,007)	(50,843)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,637	-
Advances from shareholder	76,187	103,331
Net cash provided by financing activities	79,824	103,331

Net decrease in cash and cash equivalents	(913)	-
Cash and cash equivalents - beginning of period	2,354	2,420
Cash and cash equivalents - end of period	$1,441	$2,420

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Financing and Investing Activities
Advances forgiven by prior officer	$-	$7,443

The accompanying notes are an integral part of these financial statements

HIP CUISINE, INC.

Notes to the Condensed Consolidated Interim Financial Statements

For The Six Months Ended March 31, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Hip Cuisine, Inc. (the "Company" or "HIP") was incorporated in the State of Florida on March 19, 2014. The Company's sole subsidiary Hip Cuisine, Inc. ("HCP") was incorporated in Panama on February 24, 2014. The Company's fiscal year end is December 31.

The Company intends to open Latin American fusion restaurants that deliver fast nutritious healthy food in Panama, Colombia and Miami, Florida, USA.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited financial statements and for the year ended December 31, 2015. The financial statements are stated in United States dollars.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Hip Cuisine, Inc. (Panama). All material intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated significant revenues since inception. As at June 30, 2016, the Company has an accumulated loss from operations of $203,081. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

	June 30, 2016	December 31, 2015
Equipment	$55,684	$45,331
Furniture	10,113	9,459
Leasehold improvement	45,572	45,572
Less accumulated depreciation	(26,868)	(13,009)
	$84,501	$87,353

The Company started to depreciate its fixed assets from July 1, 2015. During the six months ended June 30, 2016 and 2015, the depreciation cost was $13,859 and $0, respectively.

NOTE 6 – RELATED PARTIES TRANSACTIONS

During the period ended December 31, 2015, the sole officer advanced $143,284 by the way of loans to the Company to finance the startup and general operation of the Company. During the period ended June 30, 2016, this officer advanced another $76,187 to the Company by the way of loans.

As at June 30, 2016 and December 31, 2015, the Company owed $219,471 and $143,284 to this officer, respectively. These loans are non-interesting bearing and due on demand.

NOTE 7 – SHARE CAPITAL

Preferred Stock

The Company has 1,000,000 authorized preferred shares at $0.001 par value.

There were no shares of preferred stock issued and outstanding as of June 30, 2016.

Common Stock

On June 29, 2016, the Company issued 25,333 restricted common shares at $0.375 as partial deposit payment for a consulting contract for the design and construction project on the second restaurant location in Costa del Este Panama which will start in August 2016.

In June 2016, the Company has issued 9,700 unrestricted common shares to 5 shareholders at $0.375.

There were 5,555,033 shares of common stock issued and outstanding as of June 30, 2016.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company currently leases 152.18 square meters of space at Balboa Boutiques located in Panama City, Panama. The current lease term began on July 1, 2015 and expires on February 27, 2017, but is automatically renewable for an additional thirty six months under the original lease terms. The Company intends to renew the lease when the term expires. The monthly lease payment is $3,671 per month. This location serves as the Company's only facility for day to day operations.

On January 22, 2016, the Company entered into a 5 years lease agreement, which will start from 2016 August, for a second restaurant location in Costa del Este Panama. The total square meters is 182.72 and the rent for the location will be approximately $8,222 per month. On March 1, 2016, the Company added a mezzanine level to the location and entered into an addition to the original lease to add 99.63 square meters to the location with the addition of a mezzanine level. The additional rent for the mezzanine will be approximately $2,200 per month. The lease automatically goes to a month to month rental after 5 years until a new contract is entered into.

On June 24, 2016, The Company entered into a consulting contract, which will start in August 2016 for the design and construction project on the second restaurant location in Costa del Este Panama with an approximate 4 month servicing period. The total cost of the project will be $24,925 plus 7% VAT. A deposit of $10,165 has been paid and 25,333 restricted shares have been issued at $0.375 on June 29, 2016. The remaining balance will be settled in July 2016.

Bank indebtedness of $6,646 consists of a positive cash balance of $4,753, offset by outstanding checks as of June 30, 2016 of $11,399.

The Company has no other commitments or contingencies as of June 30, 2016.

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued.  Based on our evaluation no other material events have occurred that require disclosure, other than stated below.

Subsequent to June 30, 2016, the Company issued 142,900 common shares at $0.375 for total proceeds of $53,588.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See "Cautionary Statement Regarding Forward Looking Statements" above.

Plan of Operation

Our Business

Hip Cuisine, Inc. was incorporated in the state of Florida on March 24, 2014. Our United States offices are currently located at 2250 NW 114th Ave. Unit 1P, PTY 11020, Miami, FL 33172-3652. Our Panama offices are located at Balboa Boutiques, Ave. Balboa, Local B104, Panama City, Panama. Our telephone number is 011-507-6501-8105.

On September 30, 2014, we entered into a Share Exchange Agreement (the "Share Exchange Agreement") with Hip Cuisine, Inc., a Panamanian corporation incorporated pursuant to the laws of the Republic of Panama on February 24, 2014 ("Hip Panama"), and its sole shareholder, and our Chief Executive Officer, President and Director, Natalia Lopera, whereby we acquired one hundred percent (100%) of the issued and outstanding common stock of Hip Panama in exchange for 5,000,000 shares of our Common Stock. Upon the consummation of the Share Exchange Agreement, Hip Panama became a wholly-owned subsidiary of our Company.

Hip Cuisine, Inc. has created a restaurant concept that combines the Health Food restaurant which uses the brand Healthy, Vegan & Raw to identify to the public what it has to offer which is low sodium, low calorie, high in protein dishes and the ingredients are Vegan Friendly, Vegetarian and a full menu with fresh fish, chicken and steak the vegetables are purchased fresh daily from the local farmers market. We also added with the restaurant a full array of "Cold Press Juices & Smoothies". The United States is exploding with the Cold Press juice stores to meet the demand of the general public who have moved to a Healthier Diet and who are becoming more conscience of what foods they are consuming into their bodies.

We made the decision to open the first location in Panama City Panama for several reasons. The main reason was the fact that the Health & Fitness market in Central and South America was growing at a very rapid pace and compared to the United States the Cold Press and Healthy Food restaurants were virtually nonexistent. In fact we know of only four Vegan restaurants in all of Panama City. In addition, Panama City is one of the fastest growing cities in Latin America and with the expansion of the Panama Canal there is a very large international population and they are looking for Healthy alternative than what is currently being offered in Panama. The labor is substantially less yet the prices of the dishes are equal to that of the United States.

We opened for business in July of 2015 after 15 months of construction at the Balboa Boutiques shopping mall located on Ave. Balboa, which is a prime location in Panama City near the financial district and on the water. A major renovation to the "Cinta Costera" along Balboa now offers a biking and jogging trail along with exercise equipment, basketball and tennis courts and this extends for 5 kilometers along Balboa Ave. and continues over the water all the way to the Amador which is Panama City's main marina. Every Sunday they close Ave. Balboa and set up biking events and other events like Yoga classes and more.

We have entered into a lease to open a second restaurant location, and this location will be 120 square meters larger than our first location in the Balboa Boutiques shopping center in Panama City. The extra meters will be used to build the production kitchen where we will prepare the meal packages and juices for the restaurant and deliveries. We will use the funds raised in the initial round of financing to build the restaurant and the production kitchen. The cost to buildout the second restaurant and production kitchen is estimated to cost approximately $225,000.

Once completed, we have already designed and can order the packaging, labels and bottles for delivery. We currently use a POS system called LAVU and this can handle everything from inventory control, orders, menu and employee payroll. It is a complete system designed for restaurants and is scalable. The only additional cost is for the equipment for the additional restaurants, such as I-Pads, kitchen printer, fiscal printer and cashier I-pad and register, which is approximately $4,500 per location. Then we pay a monthly service fee that is approximately $105.00 per month.

We currently offer to our customers at the Balboa Boutiques locations the ability to purchase one day detox (6 juices) or 3 day detox (18 juices), as well as weekly meal plans. These plans range from $37.50 for the 1 day, $112.50 for the 3 day detox and $150 for the weekly meal plan.

We have budgeted a total cost of $16,000 to complete the website which will allow us to accept on line orders for our customers who want deliveries. Currently we use a delivery service to deliver orders, and they charge $3.50 per delivery and pay for the order when they pick up.

The initial financing round will cover the second location as well as the production kitchen and website for our deliveries and meal plans. It will be necessary to raise additional capital until we have at least 10 locations opened and operating. There can be no assurance that we will be successful or that any additional funds will be available to us.

Our goals over the next twelve (12) months are to:

•	Use the Balboa location to offer Cold Press juices along with daily dishes to customers who commit to a 30 day diet program.

•	Locate and start construction of the second location in Costa del Este, Panama.

•

Locate and start construction of the "Hub & Spoke" location which will produce and bottle the juices and smoothies then deliver to the restaurants and other outlets throughout Panama such as local gyms and Health Food stores.

•	Develop the online ordering system for deliveries through the website.

Expenditures

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next twelve (12) months, assuming we are able to attract sufficient debt or equity financing. There can be no assurance that we will be able to attract financing and we may be required to scale back operations accordingly (See "Risk Factors").

The following table outlines the planned use of working capital. There can be no assurance that such financing will be available to us, and our inability to obtain such financing would materially impact our ability to execute our business plan as outlined in this Registration Statement (See "Risk Factors").

	Months 1-3	Months 4 - 6	Months 7-9	Months 10-12	Total 12 months
Rent	$14,400	$14,400	$14,400	$28,800	$72,000
Payroll	$36,000	$36,000	$36,000	$72,000	$180,000
Loans	$10,000	$10,000	$15000	$25,000	$60,000
Supplies	$24,000	$24,000	$24,000	$48,000	$120,000
Utilities	$3,000	$3000	$3,000	$6,000	$15,000
Accounting	$4,500	$4,500	$4,500	$4,500	$18,000
Legal	$6,000	$6,000	$6,000	$6,000	$24,000
Auditing	$5,000	$5,000	$5,000	$15,000	$30,000
CFO	$4,500	$4,500	$4,500	$4,500	$18,000
Advertising	$3,000	$3,000	$3,000	$4,500	$13,500
Investor Relations	$15,000	$15,000	$15,000	$15,000	$60,000
Total Expenditures	$125,400	$125,400	$130,400	$229,300	$-

Milestones

Months 1 through 9

During the first nine (9) months we plan to:

O	Prove out the Hip Cuisine restaurant concept

O	Enter into deliveries and monthly diet programs

O	Complete Trademark registration to protect our business names, logos and slogans

O	Enter contract with second restaurant and Hub & Spoke location for processing facility

Months 9 through 12

During the following three (3) months, we expect to achieve the following:

O	Complete the construction of the second restaurant location.

O	Complete the construction of the "Hub & Spoke" Cold Press processing facility.

O	Launch new website to handle online deliveries and POS processing.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plan.

Liquidity and Results of Operations

The following table summarizes our results of operations for the six month and three month period ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Statement of Operations Data:
Revenue	$35,752	$-	$70,960	$-
Cost of Goods Sold	9,606	-	21,458	-
Gross Profit	26,146	-	49,502	-
Operating Expenses	51,285	21,506	112,863	49,571
Loss From Operations	(25,139)	(21,506)	(63,361)	(49,571)
Other Income	-	-	-	7,443
Net Loss	$(25,139)	$(21,506)	$(63,361)	$(42,128)

For the six months ended June 30, 2016 Compared to the six months ended June 30, 2015

For the six months ended June 30, 2016, we earned revenue of $70,960, compared to $nil for the six months ended June 30, 2015. Cost of goods sold for the six months ended June 30, 2016 were $21,458 resulting in a gross profit of $49,502, compared to cost of goods sold of $nil and gross profit $nil from the six months ended June 30, 2015.

Operating expenses were $112,863 for the six months ended June 30, 2016, compared to $49,571 from the six months ended June 30, 2015, due to additional costs related to the completion and opening of our restaurant and costs associated with our current offering.

Operating expenses for the six months ended June 30, 2016 were comprised of $13,859 for depreciation, $30,774 for professional fees, and $49,788 for general and administrative, $18,442 for salaries and wages. Operating expenses for the six months ended June 30, 2015 were comprised of $36,931 for general and administrative and $12,640 for professional fees.

For the three months ended June 30, 2016 Compared to the three months ended June 30, 2015

For the three months ended June 30, 2016, we earned revenue of $35,752, compared to $nil for the three months ended June 30, 2015. Cost of goods sold for the three months ended June 30, 2015 were $9,606 resulting in a gross profit of $26,146, compared to cost of goods sold of $nil and gross profit $nil from the three months ended June 30, 2015.

Operating expenses were $51,285 for the three months ended June 30, 2016, compared to $21,506 from the three months ended June 30, 2015, due to additional costs related to the completion and opening of our restaurant and costs associated with our current offering.

Operating expenses for the three months ended June 30, 2016 were comprised of $8,607 for depreciation, $11,231 for professional fees, and $20,744 for general and administrative, $10,703 for salaries and wages. Operating expenses for the three months ended June 30, 2015 were comprised of $21,206 for general and administrative and $300 for professional fees.

Liquidity and Capital Resources

Cash Flows

We fund our operations with cash generated from restaurant sales revenue, capital contributions, and issuances of common stock.

For the six months ended June 30, 2016 Compared to the six months ended June 30, 2015

Operating Activities

For the six months ended June 30 2016, net cash used in operating activities was $69,730. This negative cash flow related to our net loss of $63,361, depreciation of $13,859, shares issued for consulting services of $9,500, a decrease in refundable sales taxes of $118, an increase in prepaid expenses of $40,374, an increase of $3,882 in accounts payables and an increase in bank indebtedness of $6,646.

For the six months ended June 30, 2015, net cash used in operating activities was $52,488. This negative cash flow related to our net loss of $42,128, adjusted for an advance forgiveness of $7,443, an increase in refundable value added sales taxes of $2,505, a decrease in prepaid expenses of $4,443, and a decrease of $19,741 in accounts payables.

The increase of net cash used in operating cash flow was primarily due to an increase of net loss of $21,233.

Investing Activities

For the six months ended June 30, 2016, net cash used in investing activities was $11,007, compared to net cash of $50,843 used during the six months ended June 30, 2015. The cash used for both periods was primarily driven by the cost of building and purchasing equipment for the restaurant during those periods.

Financing Activities

Net cash provided by financing activities was $79,824 for the six months ended June 30, 2016. This was the result of $76,187 loans from related parties and proceeds from issuance of common stock for $3,637. Net cash provided by financing activities for the six months ended June 30, 2015 was $103,331 through advances from related parties.

Material Commitments

The Company had no material commitments as of June 30, 2016.

Going Concern.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern which contemplates, amongst other things, the realization of assets and satisfaction of liabilities in the course of business.

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay our current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from private sources and/or debt financing.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements expressing concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that are believed to be reasonable under the circumstance. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur. Our critical accounting policies are listed in the notes to our audited financial statements included in this registration Statement.

Future Financings.

We will continue to rely on equity sales of the Company's Common Stock in order to continue to fund business operations. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned operations

Recently Issued Accounting Pronouncements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued but not yet adopted that might have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During the period covered by this report, the Company has had no changes in or disagreements with its accountants.

Quantitative and Qualitative Disclosures about Market Risk

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluations of Disclosure Controls and Procedures

                Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Based on this evaluation, we concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports.

Changes in Internal Control over Financial Reporting

                During the period covered by this report, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

                The Company has no knowledge of existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of the Company's directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

                As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

                We did not sell or issue any shares of unregistered securities during the six month period ended June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                Not applicable

ITEM 4. OTHER INFORMATION

On June 14, 2016, the Securities and Exchange Commission declared our Registration Statement on Form S-1, as amended, initially filed on February 3, 2016.

ITEM 5. EXHIBITS

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIP CUISINE, INC. (Registrant)

Signature	Title	Date

/s/ Natalia Lopera	Chief Executive Officer	August 10, 2016
Natalia Lopera

/s/ Douglas W. Samuelson	Chief Financial Officer	August 10, 2016
Douglas W. Samuelson

