Form 10-Q
period 2016-09-30
HIP CUISINE INC.
filed 2016-11-14
CIK 1654588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 14, 2016 there were outstanding 6,585,333 shares of the issuer's common stock, par value $0.001 per share.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that can be expected for the year ended December 31, 2016.

3

HIP CUISINE, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(UNAUDITED)

HIP CUISINE, INC.

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$94,236	$2,354
Refundable sales taxes	2,560	2,761
Prepaid and deposits	32,494	11,785
Total Current Assets	129,290	16,900
Property, plant and equipment, net	95,913	87,353
Construction in Progress	82,776	-
TOTAL ASSETS	$307,979	$104,253

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$9,219	$12,867
Due to shareholder	224,272	143,284
TOTAL LIABILITIES	233,491	156,151

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 6,252,333 and 5,520,000 shares issued and outstanding, respectively	6,252	5,520
Additional paid-in capital	356,195	82,302
Accumulated Deficit	(287,959)	(139,720)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	74,488	(51,898)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$307,979	$104,253

The accompanying notes are an integral part of these consolidated financial statements.

HIP CUISINE, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$27,387	$33,114	$98,347	$33,114
COST OF GOODS SOLD	10,883	14,078	32,341	14,078
GROSS PROFIT	16,504	19,036	66,006	19,036

OPERATING EXPENSES
Depreciation	7,088	6,472	20,947	6,472
General and administrative	60,859	29,190	110,647	58,678
Professional fees	25,085	5,375	55,859	18,015
Salaries and wages	8,351	7,757	26,793	7,757
Total Operating Expenses	101,383	48,794	214,246	90,922

LOSS FROM OPERATIONS	(84,879)	(29,758)	(148,240)	(71,886)

OTHER INCOME
Advances forgiven	-	-	-	7,443
Total Other Income	-	-	-	7,443

LOSS BEFORE INCOME TAXES	(84,879)	(29,758)	(148,240)	(64,443)
Provision for income taxes	-	-	-	-

NET LOSS	$(84,879)	$(29,758)	$(148,240)	$(64,443)

Basic and Diluted Income per Common Share	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	5,809,022	5,500,000	5,617,504	5,500,000

The accompanying notes are an integral part of these financial statements

HIP CUISINE, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(148,240)	$(64,443)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	20,947	6,472
Share issued for consulting services	9,500	-
Changes in operating assets and liabilities:
Refundable sales taxes	201	(2,478)
Prepaid expenses	(20,709)	5,643
Accounts payable and accrued liabilities	(3,647)	(23,231)
Net cash used in operating activities	(141,948)	(78,037)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(14,507)	(55,693)
Construction work in progress	(82,776)	-
Net cash used in investing activities	(97,283)	(55,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	250,125	-
Advances from shareholder	80,988	140,501
Net cash provided by financing activities	331,113	140,501

Net increase in cash and cash equivalents	91,882	6,771
Cash and cash equivalents - beginning of period	2,354	2,420
Cash and cash equivalents - end of period	$94,236	$9,191

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Financing and Investing Activities
Shares issued for asset purchase	$15,000	$-
Advances forgiven by prior officer	$-	$7,443

The accompanying notes are an integral part of these financial statements

HIP CUISINE, INC.

Notes to the Condensed Consolidated Financial Statements

For The Nine Months Ended September 30, 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Hip Cuisine, Inc. (the “Company” or “HIP”) was incorporated in the State of Florida on March 19, 2014. The Company’s sole subsidiary Hip Cuisine, Inc. (“HCP”) was incorporated in Panama on February 24, 2014. The Company’s fiscal year end is December 31.

The Company intends to open Latin American fusion restaurants that deliver fast nutritious healthy food in Panama, Colombia and Miami, Florida, USA.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 – GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated significant revenues since inception. As at September 30, 2016, the Company has an accumulated loss from operations of $287,959. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	September 30, 2016	December 31, 2015
Equipment	$74,184	$45,331
Furniture	10,113	9,459
Leasehold improvement	45,572	45,572
Less accumulated depreciation	(33,956)	(13,009)
	$95,913	$87,353

The Company started to depreciate its fixed assets from July 1, 2015. During the nine months ended September 30, 2016 and 2015, the depreciation cost was $20,947 and $6,472, respectively.

In August 2016, the Company has acquired a Juice Press at $18,500 to be used in the production kitchen in the restaurant located at Plaza 770 in Costa del Este, Panama currently under construction. Depreciation will be taken on the Juice Press when placed into operation upon the anticipated completion of the restaurant in December 2016.

NOTE 5 – CONSTRUCTION IN PROGRESS

On August 18, 2016, the Company entered into an agreement for the construction of a restaurant located in Costa del Este, Panama. The construction project started in September 2016 and is scheduled to be completed in December 2016.

As of September 30, 2016, the total costs of the construction project have been capitalized in the amount of $82,776.

NOTE 6 – RELATED PARTIES TRANSACTIONS

During the period ended December 31, 2015, the sole officer advanced $143,284 by the way of loans to the Company to finance the startup and general operation of the Company. During the period ended September 30, 2016, this officer advanced another $80,988 to the Company by the way of loans.

As at September 30, 2016 and December 31, 2015, the Company owed $224,272 and $143,284 to this officer, respectively. These loans are non-interesting bearing and due on demand.

NOTE 7 – SHARE CAPITAL

Preferred Stock

The Company has 1,000,000 authorized preferred shares at $0.001 par value.

There were no shares of preferred stock issued and outstanding as of September 30, 2016.

Common Stock

On June 29, 2016, the Company issued 25,333 restricted common shares at $0.375 as partial deposit payment for a consulting contract on the second restaurant location in Costa del Este, Panama which started in September 2016.

During the nine months ended September 30, 2016, the Company issued 667,000 unrestricted common shares for cash at $0.375.

On August 29, 2016, the Company issued 40,000 restricted common shares at $0.375 as partial payment for the acquisition of kitchen equipment and supplies.

There were 6,252,333 shares of common stock issued and outstanding as of September 30, 2016.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company currently leases 152.18 square meters of space at Balboa Boutiques located in Panama City, Panama. The current lease term began on July 1, 2015 and expires on February 27, 2017, but is automatically renewable for an additional thirty-six months under the original lease terms. The Company intends to renew the lease when the term expires. The monthly lease payment is $3,671 per month. This location serves as the Company’s only facility for day to day operations.

On January 22, 2016, the Company entered into a 5 year lease agreement, which will start from 2016 August, for a second restaurant location in Costa del Este Panama. The total square meters is 182.72 and the rent for the location will be approximately $8,222 per month. On March 1, 2016, the Company added a mezzanine level to the location and entered into an addition to the original lease to add 99.63 square meters to the location with the addition of a mezzanine level. The additional rent for the mezzanine will be approximately $2,200 per month. The lease automatically goes to a month to month rental after 5 years until a new contract is entered into.

The Company has no other commitments or contingencies as of September 30, 2016.

The following is a schedule by years of minimum future rentals on leases as of September 30, 2016:

Year Ending December 31:

2016	$11,013
2017	169,116
2018	169,116
2019	169,116
2020	132,406
Later Years	125,064
Total minimum future rentals	$775,831

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

On October 12, 2016, the Company issued 333,000 common shares at $0.375 to complete and close its registered public offering of 1,000,000 shares of its common stock.

On October 24, 2016, the Company entered into an asset purchase agreement whereby the Company has agreed to acquire the assets included in the purchase agreement, in exchange for the Company assuming liabilities of approximately $300,000. The closing on the assets will occur on February 15, 2017.

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

Liquidity and Results of Operations

The following table summarizes our results of operations for the nine month and three month period ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Statement of Operations Data:
Revenue	$27,387	$33,114	$98,347	$33,114
Cost of Goods Sold	10,833	14,078	32,341	14,078
Gross Profit	16,504	19,036	66,006	19,036
Operating Expenses	101,383	48,794	214,246	90,922
Loss From Operations	(84,879)	(29,758)	(148,240)	(71,886)
Other Income	0	0	0	7,443
Net Loss	$(84,879)	$(29,758)	$(148,240)	$(64,443)

For the nine months ended September 30, 2016 Compared to the nine months ended September 30, 2015

For the nine months ended September 30, 2016, we earned revenue of $98,347 compared to $33,114 for the nine months ended September 30, 2015. Cost of goods sold for the nine months ended September 30, 2016 were $32,341 resulting in a gross profit of $66,006, compared to cost of goods sold of $14,078 and gross profit $19,036 from the nine months ended September 30, 2015.

Operating expenses were $214,246 for the nine months ended September 30, 2016, compared to $90,922 from the nine months ended September 30, 2015, due to additional costs related to the completion and opening of our restaurant and costs associated with our current offering.

Operating expenses for the nine months ended September 30, 2016 were comprised of $20,947 for depreciation, $55,859 for professional fees, $110,647 for general and administrative, and $26,793 for salaries and wages. Operating expenses for the nine months ended September 30, 2015 were comprised of $6,472 for depreciation, $18,015 for professional fees, $58,678 for general and administrative, and $7,757 for salaries and wages.

For the three months ended September 30, 2016 Compared to the three months ended September 30, 2015

For the three months ended September 30, 2016, we earned revenue of $27,387, compared to $33,114 for the three months ended September 30, 2015. Cost of goods sold for the three months ended September 30, 2016 were $10,883 resulting in a gross profit of $16,504 compared to cost of goods sold of $14,078 and gross profit $19,036 from the three months ended September 30, 2015.

Operating expenses were $101,383 for the three months ended September 30, 2016, compared to $48,794 from the three months ended September 30, 2015, due to additional costs related to the completion and opening of our restaurant and costs associated with our current offering.

Operating expenses for the three months ended September 30, 2016 were comprised of $7,088 for depreciation, $25,085 for professional fees, $60,859 for general and administrative, and $8,351 for salaries and wages. Operating expenses for the three months ended September 30, 2015 were comprised of $6,472 for depreciation, $5,375 for professional fees, $29,190 for general and administrative, and $7,757 for salaries and wages.

Liquidity and Capital Resources

Cash Flows

We fund our operations with cash generated from restaurant sales revenue, capital contributions, and issuances of common stock.

For the nine months ended September 30, 2016 Compared to the nine months ended September 30, 2015

Operating Activities

For the nine months ended September 30 2016, net cash used in operating activities was $141,948. This negative cash flow related to our net loss of $148,240, depreciation of $20,947, shares issued for consulting services of $9,500, a decrease in refundable sales taxes of $201, an increase in prepaid expenses of $20,709, and a decrease of $3,647 in accounts payables.

For the nine months ended September 30, 2015, net cash used in operating activities was $78,037. This negative cash flow related to our net loss of $64,443, depreciation of $6,472, an increase in refundable sales taxes of $2,478, a decrease in prepaid expenses of $5,643, and a decrease of $23,231 in accounts payables.

The increase of net cash used in operating cash flow was primarily due to an increase of net loss of $83,797.

Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities was $97,282 compared to net cash of $55,693 used during the nine months ended September 30, 2015. The cash used for both periods was primarily driven by the cost of building and purchasing equipment for the restaurant during those periods. Additional cash was used in the nine months ended September 30, 2016 related to construction in progress.

Financing Activities

Net cash provided by financing activities was $331,113 for the nine months ended September 30, 2016. This was the result of $80,988 loans from related parties and proceeds from issuance of common stock for $250,125. Net cash provided by financing activities for the nine months ended September 30, 2015 was $140,501 through advances from related parties.

Material Commitments

The Company had no material commitments as of September 30, 2016.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell or issue any shares of unregistered securities during the three month period ended September 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. OTHER INFORMATION

On October 12, 2016, the Company issued 333,000 common shares at $0.375 to complete and close its registered public offering of 1,000,000 shares of its common stock.

On September 1, 2016 and October 12, 2016, respectively, Frank Gillen, the husband of our Chief Executive Officer and Sole Director, Natalia Lopera, purchased 25,000 and 150,600 shares, respectively, in the S-1 offering at a purchase price of $0.375 per share, for an aggregate value to the Company of $65,850. With these purchases, Mr. Gillen owns a total of 195,600 shares of the Company’s common stock, or 2.9% of the total shares of our common stock outstanding.

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

HIP CUISINE, INC.
(Registrant)

Signature	Title	Date

/s/ Natalia Lopera	Chief Executive Officer	November 14, 2016
Natalia Lopera

/s/ Douglas W. Samuelson	Chief Financial Officer	November 14, 2016
Douglas W. Samuelson

