Form 10-K
period 2016-12-31
HIP CUISINE INC.
filed 2017-04-17
CIK 1654588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-37807

HIP CUISINE, INC.
(Exact name of registrant as specified in its charter)

Florida	47-3170676
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2250 NW 114th Ave., Unit 1P, PTY 11021, Miami, FL	33172-3652
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 011-507-6501-8105

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of March 31, 2017, the registrant had 8,126,583 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements and information that are based on the beliefs of our management as well as assumptions made by and information currently available to us. Such statements should not be unduly relied upon. Forward-looking statements include statements about our expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts or that are not present facts or conditions. Forward-looking statements and information can generally be identified by the use of forward-looking terminology or words, such as “anticipate,” “approximately,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “ongoing,” “pending,” “perceive,” “plan,” “potential,” “predict,” “project,” “seeks,” “should,” “views” or similar words or phrases or variations thereon, or the negatives of those words or phrases, or statements that events, conditions or results “can,” “will,” “may,” “must,” “would,” “could” or “should” occur or be achieved and similar expressions in connection with any discussion, expectation or projection of future operating or financial performance, costs, regulations, events or trends. The absence of these words does not necessarily mean that a statement is not forward-looking.

Forward-looking statements and information are based on management’s current expectations and assumptions, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict. These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions. There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to, general conditions in the economy and capital markets, the “SEC” regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future. Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available. Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock. Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1. Business.

Hip Cuisine, Inc. was incorporated in the state of Florida on March 24, 2014. Our offices are currently located at 2250 NW 114th Ave. Unit 1P, PTY 11020, Miami, FL 33172-3652. Our telephone number is 011-507-6501-8105.

On September 30, 2014, we entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Hip Cuisine, Inc., a Panamanian corporation incorporated on February 24, 2014 (“Hip Panama”), and its sole shareholder, and our Chief Executive Officer, President and Director, Natalia Lopera, whereby we acquired one hundred percent (100%) of the issued and outstanding common stock of Hip Panama in exchange for 5,000,000 shares of our Common Stock. Upon the consummation of the Share Exchange Agreement, Hip Panama became a wholly-owned subsidiary of our Company.

We are a growing Latin American fusion restaurant concept that delivers fast nutritious healthy food combined with Cold Press juices and Smoothies. We entered into a 3 year lease agreement for our first location at Balboa Boutiques in Panama City, Panama in 2014 and after 1 year of construction we opened for business in July of 2015. We deliver a full service menu that is low in carbohydrates, sodium and with all natural super food ingredients for an affordable price tailored for the customer on the go, but looking for a nutritious meal. Inspired by Latin nutritionist and Best Selling author of the book “RETA TU VIDA” Jose Fernandez, the menu includes Vegan Friendly dishes, Vegetarian as well as fresh fish, chicken and steak to serve the average customer who is looking for a healthy alternative. We source foods from local organic growers and deliver healthy cuisine using only fresh products and deliver a never-frozen menu. We offer a contemporary and comfortable atmosphere with an open grill and salad bar so customers can watch as the food is prepared. We opened our first location in Panama City, and started construction of our 2nd location in Costa del Este Panama which is projected to be operating in May of 2017. We project to have at least fifteen (15) company-owned locations open and operating within the next three (3) years. We are targeting Panama, Southern California, Texas and Miami Florida. The fitness market is exploding in Latin America and we will open the first two (2) company-owned locations in Panama to take advantage of areas that has less competition and lower cost to open than the United States market, but still has a high demand for a nutritious, healthy, low sodium and carbohydrate, super food menu delivered at an affordable price.

On December 14, 2016, we entered into an Asset Purchase Agreement (the “Agreement”) with Rawkin Bliss, LLC, a California limited liability company (“RB”), whereby we agreed to acquire the assets of RB more particularly described in the Agreement (the “Assets”) in exchange for the our assuming liabilities of RB in the amount of $300,000 described in Section 1.4 of the Disclosure Schedule of the Agreement (“Assumed Liabilities”). Pursuant to the Agreement, we will advance the payment for the Assumed Liabilities as they become due. Payments may be made in cash or restricted shares of our common stock, at our option. The closing on the Assets will take place on or before April 15, 2017. In the event the Closing does not occur as the result of a material default by Seller, RB shall be obligated to pay back any and all advances made by the Company for the Assumed Liabilities.

Activities to date

We have accomplished the following:

1.) We entered into a three (3) year lease agreement with Centro Comercial Soho Balboa, S.A at the Balboa Boutiques www.balboaboutiques.com located in Panama City, Panama.

2.) We completed construction of our flagship restaurant located in Panama City, Panama, and opened for business in July of 2015.

3.) We entered into an agreement with Pineapple Technologies in Panama City to offer a state of the art Apple based, cloud technology, POS system. This system offers a low cost yet high end technology that is scalable and has many other features beside the POS system like inventory control which is a high priority since we do not freeze any of the items offered daily on our menu.

4.) We entered into a five (5) year lease agreement with Plaza 770 in Costa del Este Panama and started construction of a 288 sq meter location with production kitchen scheduled to be operating by May of 2017.

5.) We successfully closed our initial public offering on Form S-1 of 1,000,000 shares on October 12, 2016.

6.) We entered into an Asset Purchase Agreement with Rawkin Bliss, LLC dba Rawkin Juice of Burbank California www.rawkinjuice.com, which we anticipate the closing on or before April 15, 2017.

7.) We entered into a three (3) year lease with Duesenberg Investment Company LLC of Los Angeles CA for the 2nd location of Rawkin Juice located at 705 Montana Ave. Santa Monica CA and have scheduled the opening in May of 2017.

8.) On February 14, 2017 we purchased the trademark “Living Gourmet” to offer a complete line of Raw Vegan foods produced in our production kitchens. This line of Raw Vegan foods will be sold in all locations of Hip Cuisine and Rawkin Juice as well as other vendors on a wholesale basis.

9.) On March 30, 2017 we closed our 2nd round of financing of $750,000. This offering was exempt from registration pursuant to Rule 506(b) of Regulation D and was priced at $0.75 cents per share for 1,000,000 shares.

10.) We plan to launch the Company’s own delivery application through our website, www.rawkintogo.com. Deliveries can be scheduled through a desk top computer or any mobile device. The launch is scheduled for April 2017.

 Products and Services

Hip is a growing Latin American fusion restaurant concept that delivers fast nutritious healthy food by offering a menu that is low in carbohydrates, sodium and with all natural super food ingredients for an affordable price along with a large variety of “Cold Pressed” juices and Smoothies tailored for the customer on the go, but looking for a nutritious meal. Inspired by Latin nutritionist Jose Fernandez the menu includes Vegan Friendly dishes, Vegetarian as well as fresh fish, chicken and steak to serve the average customer who is looking for a healthy alternative.

Strategy and Marketing Plan

We opened our flagship restaurant in Panama City, Panama in July of 2015, and we project to have at least fifteen (15) company owned locations open and operating within the next three (3) years. We are targeting Panama, Southern California, Texas and Miami, Florida. The fitness market is exploding in Latin America and Hip will open the first two (2) company owned locations in Panama to take advantage of areas that have less competition and lower costs to open than the United States market but still have a high demand for a nutritious, healthy, low sodium and carbohydrate, super food menu delivered as a fast food at an affordable price.

We have entered into a lease for the second location in Panama, and currently we are under construction of a 288 sq. meter restaurant with a production kitchen. The new location is projected to be operating by May of 2017. Using the “Hub & Spoke” model we will identify the next three additional three (3) spoke locations that will be within distance of the new production kitchen. These locations will be smaller in sq. footage and will only offer items that are ready made or “Grab & Go”. This requires fewer employees and only refrigerators to store the products, Therefore the cost to open is substantially less than a full service restaurant. We may also have the ability to fund the equipment through a local bank in Panama, but there is no assurance that we will be successful in equipment financing. We have also entered into an asset purchase agreement with Rawkin Bliss LLC dba Rawkin Juice of Burbank California and is scheduled to close on or before April 15, 2017.

Upon completion of the asset purchase of Rawkin Bliss LLC dba Rawkin Juice of Burbank California, we will open an additional four (4) spoke locations within distance of the production kitchens in Burbank California and Costa del Este Panama. On March 1, 2017, we entered into a three (3) year lease on the 2nd spoke location of Rawkin Juice located in Santa Monica CA. The combined business models of Rawkin Juice and Hip Cuisine gives us options on where to open a new location, and whether it will be a Rawkin Juice or Hip Cuisine location. Although very similar to the Hip Cuisine model, the Rawkin Juice model is 100% Vegan and would be more successful in areas of Southern California. Hip Cuisine offers a complete menu with Cold Pressed juices and smoothies, but tailored to all. The Hip Cuisine menu is Vegan Friendly, but will have animal dishes for those who want this added to their dish.

 Competition

Currently throughout Latin America the fitness market is exploding and companies that offer a healthy alternative are growing, but they have not penetrated the market like that in the United States. The demand for a healthy, low cost, full menu offering is extremely high and the low labor costs make this a very attractive sector to enter into and grow very rapidly. With the successful completion of the asset purchase of Rawkin Juice we will have an established 100% Organic Vegan brand in Southern California, and this will give us the ability to expand into the US market with the existing brand of Rawkin Juice and Hip Cuisine restaurants where we feel the Hip Cuisine model will serve better in that area.

Sources and Availability of Suppliers and Supplies

We have access to an adequate supply of products and food service from local markets that all deliver fresh, organic and raw ingredients.

Dependence on One or a few Major Customers

We are not dependent on one or a few major customers into the foreseeable future.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceedings.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the operation of any facility in any jurisdiction in which we would conduct activities.

Need for Government Approval for its Product or Services

We are not required to apply for or have any government approval for our products or services.

Employees

In addition to our officers and sole director, we currently have six (16) employees working at our flagship restaurant in Panama City, Panama and Rawkin Juice in Burbank California.

Patents, Trademarks and Licenses

We applied for and received our trademarks in Panama for “Hip Cuisine” along with the Heart design, as well as for our slogans “PUMP YOUR LIFE”, “HEALTHY VEGAN & RAW”.  We are not party to any license, franchise, concession, or royalty agreements or any labor contracts

Research and Development Activities and Costs

We have not incurred any expenses and have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Employees

As of March 31, 2017, in addition to our officers and sole director, we have 8 full-time employees and 8 part-time employees.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

We currently lease 152.18 sq. meters of space at Balboa Boutiques www.balboaboutiques.com located in Panama City, Panama. Our current lease term expired on February 27, 2017, but is automatically renewable for an additional thirty six (36) months under the original lease terms. Hip Cuisine intends to renew the lease when the term expires. The monthly lease payment is $3,671.38. We have entered into a five (5) year lease with Plaza 770 located in Costa del Este Panama and we are currently under construction and scheduled to open in May of 2017. This location will serve as our production kitchen and is a total of 288 sq. meters and the lease term expires December 1, 2021. Hip Cuisine intends to renew the lease when the term expires. The monthly lease payment is $11,772.11 which includes the 100 sq. foot mezzanine level.. With the completion of the asset purchase of Rawkin Bliss LLC dba Rawkin Juice in Burbank, we will take over the existing lease of 1800 square feet which includes a production kitchen. The monthly lease payment is $5,600. On March 1, 2017, we entered into a second location of Rawkin Juice located in Santa Monica California with the lease of 492 square feet and a monthly lease payment of $4,300 to start on June 1, 2017.

We believe that our current facilities are adequate and suitable for our operations.

Item 3. Legal Proceedings.

We have not been involved in any material legal proceedings. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial stockholder of more than five percent of our voting securities, is an adverse party or has a material interest adverse to our interest.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the OTC Pink Markets under the symbol "HIPC". The OTC Pink is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter ("OTC") equity securities. An OTC equity security generally is any equity that is not listed or traded on a national securities exchange.

Price Range of Common Stock

The following table shows, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTC Pink quotation service. These bid prices represent prices quoted by broker-dealers on the OTC Pink quotation service. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2017
First quarter ended March 31, 2017	$3.00	$.53

Approximate Number of Equity Security Holders

As of March 31, 2017, there were approximately 62 stockholders of record.

Dividends

Holders of our common stock are entitled to receive dividends if, as and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.

Recent sales of unregistered securities

Set forth below is information regarding the issuance and sales of securities without registration since inception. No such sales involved the use of an underwriter; no advertising or public solicitation was involved; the securities bear a restrictive legend; and no commissions were paid in connection with the sale of any securities.

On March 19, 2014, the Company issued 500,000 shares of its Common Stock to Natalia Lopera, our Chief Executive Officer, President and Director in consideration for services rendered in the formation and organization of the Company at a value of $500.

On September 30, 2014, the Company issued 5,000,000 shares of its Common Stock to Natalia Lopera, our Chief Executive Officer, President and Director, upon execution of the Share Exchange Agreement.

On November 6, 2015, the Company issued 20,000 shares of our Common Stock to Frank Gillen, the spouse of our Chief Executive Officer, President and Director, for an aggregate value of $7,500, or $0.375 per share.

All of the above offerings and sales were deemed to be exempt under Section 4(2) and Regulation S of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons who are non-U.S. residents, and transfer was restricted by Hip Cuisine, Inc., in accordance with the requirements of the Securities Act of 1933.

On June 29, 2016, the Company issued 25,333 restricted common shares at $0.375 as partial deposit payment for a construction and design contract valued at $250,000 on the second restaurant location in Costa del Este, Panama which will start in May 2017.

On August 29, 2016, the Company issued 40,000 restricted common shares at $0.375 as partial payment for the acquisition of kitchen equipment and supplies.

On February 7, 2017, the Company issued 10,000 restricted common shares valued at $6,300 for the acquisition of a trademark from an unrelated party.

In March 2017, the Company completed and closed a private offering exempt from registration pursuant to Rule 506(b) of Regulation D of 1,000,000 shares of the Company's common stock, par value $0.001, issued at $0.75 per share for cash proceeds of $750,000. No brokers or underwriters were utilized in this offering and no commissions were paid.

During the three months ended March 31, 2017, the Company issued 225,000 restricted common shares valued at $242,000 to consultants to assist in managing it’s locations and locating future expansion of future restaurants.

During the three months March 31, 2017, the Company  issued 306,250 restricted common shares valued at $398,750 to repay certain notes payable assumed from the net assets acquisition.  A loss on debt settlement of $266,250 was incurred related to the repayment of the notes payable.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the years December 31, 2016 and 2015 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended December 31, 2016 and 2015.

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

Hip Cuisine, Inc. has created a restaurant concept that combines the Health Food restaurant which uses the brand Healthy, Vegan & Raw to identify to the public what it has to offer which is low sodium, low calorie, high in protein dishes and the ingredients are Vegan Friendly, Vegetarian and a full menu with fresh fish, chicken and steak. The vegetables are purchased fresh daily from the local farmers market. We also added, with the restaurant, a full array of "Cold Press Juices & Smoothies". The United States is exploding with Cold Press juice stores to meet the demand of the general public who has moved to a Healthier Diet and who is becoming more conscience of what foods it is consuming.

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

We have entered into a lease to open a second restaurant location, and we are currently under construction with the projected opening in May 2017. This location will be 288 square meters, which is much larger than our first location in the Balboa Boutiques shopping center in Panama City. The extra meters will be used to build the production kitchen where we will prepare the meal packages and juices for the other spoke locations and deliveries.

We entered into an Asset Purchase Agreement with Rawkin Bliss LLC dba Rawkin Juice of Burbank California www.rawkinjuice.com which is scheduled to close on or before April 15, 2017. This will allow us to not only expand our offerings into the US market with an established brand like Rawkin Juice, but we now can offer a Hip Cuisine in areas that a Hip Cuisine “Vegan Friendly” offering would work better than a 100% Vegan offering like that of Rawkin Juice in Burbank California.

We entered into a second “spoke” location for Rawkin Juice located in Santa Monica, CA, and this location is scheduled to open in May of 2017. We will produce the products in the production kitchen in Burbank and deliver to the Santa Monica location daily to maintain a 100% Organic, Vegan fresh line of products including Cold Pressed Juices, Smoothies, Desserts, Salads and the Living Gourmet line of Raw Vegan foods.

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

We currently offer to our customers at both the Balboa Boutiques location and Rawkin Juice in Burbank the ability to purchase one day detox (6 juices) or 3 day detox (18 juices), as well as weekly meal plans. These plans range from $37.50 to $55.00 for the 1 day, $112.50 to $155.00 for the 3 day detox and $150 for the weekly meal plan.

We have budgeted a total cost of $12,000 to complete the website which will allow us to accept on line orders for our customers who want deliveries. Currently we use a delivery service to deliver orders, and they charge a delivery fee and pay for the order when they pick up. The Rawkin Juice location in Burbank utilizes several 3rd party delivery companies that offer our menu for a fee such as Grub Hub, Uber Eats, Eat 24 and Door Dash. We plan to launch our own application for deliveries in May of 2017, through our online ordering site called www.rawkintogo.com.

Our goals over the next twelve (12) months are to:

•	Complete the construction and open the second location in Plaza 770 in Costa del Este Panama .

•	Complete the Asset Purchase of Rawkin Juice located in Burbank California.

•

Locate and start construction of the "Hub & Spoke" locations. The production kitchens in Burbank and Costa del Este will produce and bottle the juices and smoothies, then deliver to the Spokes and other outlets throughout Panama and California such as local gyms and Health Food stores.

•	Develop the online ordering system for deliveries through the website www.rawkintogo.com.

Expenditures

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next twelve (12) months, assuming we are able to attract sufficient debt or equity financing. There can be no assurance that we will be able to attract financing and we may be required to scale back operations accordingly.

The following table outlines the planned use of working capital. There can be no assurance that such financing will be available to us, and our inability to obtain such financing would materially impact our ability to execute our business plan as outlined in this Form 10-K.

	Months 1-3	Months 4 - 6	Months 7-9	Months 10-12	Total 12 months
Rent	$26,625	$36,625	$41,625	$71,625	$176,500
Payroll	$37,000	$54,000	$66,000	$96,000	$253,000
Loans	$10,000	$10,000	$15000	$25,000	$60,000
Supplies	$57,750	$84,000	$98,000	$131,600	$371,350
Utilities	$16,500	$20,500	$22,000	$28,000	$87,000
Accounting	$4,500	$4,500	$4,500	$4,500	$18,000
Legal	$6,000	$6,000	$6,000	$6,000	$24,000
Auditing	$5,000	$5,000	$20,000	$5,000	$35,000
CFO	$4,500	$4,500	$4,500	$4,500	$18,000
Advertising	$3,500	$4,500	$4,500	$4,500	$17,000
Investor Relations	$15,000	$15,000	$15,000	$15,000	$60,000
Total Expenditures	$186,375	$244,625	$297,125	$391,725	$1,119,850

Milestones

Months 1 through 9

During the first nine (9) months we plan to:

o	Complete and open Costa del Este Panama and the production kitchen.

o	Enter into deliveries and monthly diet programs

o	Complete the asset Purchase of Rawkin Juice

o	Enter contract with four (4) Spoke locations for processing facilities

o	Launch new website to handle online deliveries and POS processing.

Months 9 through 12

During the following three (3) months, we expect to achieve the following:

o	Enter into 3rd round of financing to open six (6) more spokes which will include one restaurant with the production kitchen..

o	Build an established board of directors with experience in the sector.

o	Set up an audit committee and employee ESOP plan.

We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing. There can be no assurance that additional financing will be available to us, or on terms that are acceptable. Consequently, we may not be able to proceed with our intended business plan.

Liquidity and Results of Operations

Results of Operations

The following table summarizes our results of operations for the year ended December 31, 2016 and 2015:

	Years Ended
	December 31,
Statement of Operations Data:	2016	2015	Changes

Revenue	$147,069	$53,461	$93,608
Cost of Goods Sold	53,384	23,222	(30,162)
Gross Profit	93,685	30,239	63,446
Operating Expenses	333,701	131,233	(202,468)
Loss from Operations	(240,016)	(100,994)	(139,022)
Other Income (Expenses)	(40,786)	7,443	(48,229)
Net Loss	$(280,802)	$(93,551)	$(187,251)

For the year ended December 31, 2016 Compared to the year ended December 31, 2015

For the year ended December 31, 2016, we earned revenue of $147,069 compared to $53,461 for the year ended December 31, 2015. Cost of goods sold for the year ended December 31, 2016 were $53,384 resulting in a gross profit of $93,685, compared to cost of goods sold of $23,222 and gross profit $30,239 from the year ended December 31, 2015 due to growth and expansion of the restaurant business.

Operating expenses were $333,701 for the year ended December 31, 2016, compared to $131,233 for the year ended December 31, 2015, due to additional costs related to the completion and opening of our restaurant and costs associated with our current offering.

	Years Ended
	December 31,
Operating Expenses:	2016	2015	Changes

Depreciation	$32,356	$13,009	$19,347
General and administrative	167,661	79,407	88,254
Professional fees	88,759	24,015	64,744
Salaries and wages	44,925	14,802	30,123
Total operating expenses	$333,701	$131,233	$202,468

Operating expenses for the year ended December 31, 2016 were comprised of $32,356 for depreciation and amortization, $167,661 for general and administrative, $88,759 for professional fees and $44,925 for salaries and wages. Operating expenses for the year ended December 31, 2015 were comprised of $13,009 for depreciation and amortization, $79,407 for general and administrative, $24,015 for professional fees and $14,802 for salaries and wages.

Depreciation and Amortization were $32,356 for the year ended December 31, 2016, which increased by $19,347 from $13,009 for the year ended December 31, 2015, due to the acquisition of property, plant and equipment to support expansion of the business.

General and Administrative expenses were $167,661 for the year ended December 31, 2016, which increased by $88,254 from $79,407 for the year ended December 31, 2015, attributed to increase in rental expenses and other general administrative expenses for additional restaurant locations.

Professional fees were $88,759 for the year ended December 31, 2016, increased by $64,744 from $24,015 for the year ended December 31, 2015, related to the increases in accounting, auditing, legal and market listing expenses and public offerings.

Salaries and wages were $44,925 for the year ended December 31, 2016, increased by $30,123 from $14,802 for the year ended December 31, 2015, as the Company hired more restaurant staff to support operational expansion.

Liquidity and Capital Resources

The following tables present selected financial information on our capital and cash flows as of and for the years ended December 31, 2016 and 2015.

	December 31,
Capital Data	2016	2015	Changes

Cash and Cash Equivalents	$191,660	$2,354	$189,306
Current Assets	$267,076	$16,900	$250,176
Current Liabilities	$575,770	$156,151	$419,619
Working Capital Deficiency	$(308,694)	$(139,251)	$(169,443)

	Years Ended
	December 31,
Cash Flow Data:	2016	2015	Changes

Cash Flows used in Operating Activities	$(244,818)	$(94,372)	$(150,446)
Cash Flows used in Investing Activities	(69,326)	(56,478)	(12,848)
Cash Flows provided by Financing Activities	503,450	150,784	352,666
Net Increase (decrease) in Cash During Period	$189,306	$(66)	$189,372

As of December 31, 2016 and 2015 our cash was $191,660 and $2,354, respectively. The increase in cash for the year ended December 31, 2016 was mainly attributed from a $352,666 increase in cash flows provided by financing activities in 2016 over 2015 achieved from $375,000 cash proceeds received from issuance of common stock from the Company first public offering.

As of December 31, 2016, we experienced an increase in our working capital deficiency of $169,443. The change in working capital during 2016 was primarily from increases in liabilities due to our increased borrowing mainly from assuming of $300,000 promissory notes payable from the net assets acquisition which will mostly be repaid through cash and share issuance in the first quarter of 2017.

Cash Flows

We fund our operations with cash generated from restaurant sales revenue, capital contributions, and issuances of common stock.

For the year ended December 31,2016 Compared to the year ended December 31, 2015

Operating Activities

For the year ended December 31, 2016, net cash used in operating activities was $244,818, related to our net loss of $280,802 reduced by depreciation of $32,356, shares issued for consulting services of $9,500, a decrease in refundable sales taxes of $2,030, an increase in prepaid expenses of $57,900, an increase in checks drawn in excess of bank balance of $407,an increase of $9,091 in accounts payables and an increase of $40,500 in accrued interest.

For the year ended December 31, 2015, net cash used in operating activities was $94,372.  This negative cash flow related to our net loss of $ 93,551, adjusted for an advance forgiveness of $7,443, a depreciation of $13,009, an increase in refundable value added sales taxes of $2,317, a decrease in prepaid expenses of $5,643, and a decrease of $9,713in accounts payables.

The increase of net cash used in operating cash flow was primarily due to an increase in net loss of $187,251.

Investing Activities

For the year ended December 31, 2016, net cash used in investing activities was $69,326 compared to net cash used of $56,478 during the year ended December 31, 2015. The cash used for the acquisition of building and equipment for the restaurants was $18,689 and $56,478, respectively. Additional cash used in the year ended December 31, 2016 related to construction in progress on the restaurant location in Costa del Este for $153,930. During the year ended December 31, 2016, our Company’s subsidiary, Rawkin Juice Inc., acquired the net assets from Rawkin Bliss LLC before its wind down in which our Company has received cash and cash equivalents of $103,293, which is essentially the value of the net assets acquisition.

Financing Activities

Net cash provided by financing activities was $503,450 for the year ended December 31, 2016 mainly attributed to cash proceeds from issuance of common shares for $375,000 from the Company first public offering. The Company has also secured a bank loan at principal $80,000 during end of November 2016 and has made $519 bank loan repayment. In additional, the Company has received $48,969 advances from its shareholder.

Net cash provided by financing activities for the year ended December 31, 2015 was $150,784 through advances from related parties at $143,284 and cash proceeds from issuance of common shares at $7,500.

Material Commitments

The following is a schedule by years of minimum future rent on leases for the Company’s 3 restaurant locations as of December 31, 2016:

Year Ending December 31:

2017	$237,916
2018	192,316
2019	169,116
2020	132,406
Later Years	125,064
Total minimum future rentals	$856,818

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

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that are believed to be reasonable under the circumstance. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur. Our critical accounting policies are listed in the notes to our audited financial statements included in this Form 10-K.

Future Financings.

We will continue to rely on equity sales of the Company’s Common Stock in order to continue to fund business operations. Issuances of additional shares will result in dilution to existing shareholders. There is no assurance that the Company will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned operations

Recently Issued Accounting Pronouncements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable because we are a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

HIP CUISINE, INC.

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Pritchett, Siler & Hardy, P.C.

1438 North Highway 89, Ste. 130

Farmington, UT 84025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hip Cuisine, Inc.

We have audited the accompanying consolidated balance sheets of Hip Cuisine, Inc., (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hip Cuisine, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy

Farmington, UT

April 14, 2017

HIP CUISINE, INC.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$191,660	$2,354
Refundable sales taxes	731	2,761
Prepaid and deposits	74,685	11,785
Total Current Assets	267,076	16,900
Property, plant and equipment, net	254,686	87,353
Construction in Progress	153,930	-
Goodwill	37,894	-
TOTAL ASSETS	$713,586	$104,253

LIABILITIES AND STOCHHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Checks drawn in excess of bank balance	$407	$-
Bank Loan, current portion	8,465	-
Accounts payable and accrued liabilities	34,145	12,867
Accrued Interest	40,500	-
Notes payable	300,000	-
Due to shareholder	192,253	143,284
Total Current Liabilities	575,770	156,151
Bank Loan	71,016	-
TOTAL LIABILITIES	646,786	156,151

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 1,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 6,585,333 and 5,520,000 shares issued and outstanding, respectively	6,585	5,520
Additional paid-in capital	480,737	82,302
Accumulated Deficit	(420,522)	(139,720)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	66,800	(51,898)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$713,586	$104,253

The accompanying notes are an integral part of these audited consolidated financial statements

HIP CUISINE, INC.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2016	2015

REVENUES	$147,069	$53,461
COST OF GOODS SOLD	53,384	23,222
GROSS PROFIT	93,685	30,239

OPERATING EXPENSES
Depreciation	32,356	13,009
General and administrative	167,661	79,407
Professional fees	88,759	24,015
Salaries and wages	44,925	14,802
Total Operating Expenses	333,701	131,233

LOSS FROM OPERATIONS	(240,016)	(100,994)

OTHER INCOME (EXPENSES)
Interest Income	24	-
Interest Expense	(40,810)	-
Advances forgiven	-	7,443
Total Other Income (Expenses)	(40,786)	7,443

LOSS BEFORE INCOME TAXES	(280,802)	(93,551)
Provision for income taxes	-	-

NET LOSS	$(280,802)	$(93,551)

Basic and Diluted Income per Common Share	$(0.05)	$(0.02)

Basic and Diluted Weighted Average Common Shares Outstanding	5,850,821	5,503,068

The accompanying notes are an integral part of these audited consolidated financial statements

HIP CUISINE, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders' Equity (Deficit)

Balance – December 31, 2014	5,500,000	$5,500	$74,822	$(46,169)	$34,153
Common shares issued for cash at $0.375 per share	20,000	20	7,480	-	7,500
Net loss	-	-	-	(93,551)	(93,551)

Balance - December 31, 2015	5,520,000	$5,520	$82,302	$(139,720)	$(51,898)
Common shares issued for cash at $0.375 per share	1,000,000	1,000	374,000	-	375,000
Common shares issued for consulting service at $0.375 per share	25,333	25	9,475	-	9,500
Common shares issued for asset purchase at $0.375 per share	40,000	40	14,960		15,000
Net loss	-	-	-	(280,802)	(280,802)

Balance - December 31, 2016	6,585,333	$6,585	$480,737	$(420,522)	$66,800

The accompanying notes are an integral part of these audited consolidated financial statements

HIP CUISINE, INC.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(280,802)	$(93,551)
Adjustments to reconcile net loss to net cash from operating activities:
Advances forgiven	-	(7,443)
Depreciation	32,356	13,009
Shares issued for consulting services	9,500	-
Changes in operating assets and liabilities:
Refundable sales taxes	2,030	(2,317)
Prepaid expenses	(57,900)	5,643
Checks drawn in excess of bank balance	407	-
Accounts payable and accrued liabilities	9,091	(9,713)
Accrued interest	40,500	-
Net cash used in operating activities	(244,818)	(94,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net assets from Rawkin Bliss LLC, net of cash acquired	103,293	-
Purchase of property, plant and equipment	(18,689)	(56,478)
Construction work in progress	(153,930)	-
Net cash used in investing activities	(69,326)	(56,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	375,000	7,500
Advances from bank loan	80,000	-
Repayment of bank loan	(519)	-
Advances from shareholder	48,969	143,284
Net cash provided by financing activities	503,450	150,784

Net increase (decrease) in cash and cash equivalents	189,306	(66)
Cash and cash equivalents - beginning of period	2,354	2,420
Cash and cash equivalents - end of period	$191,660	$2,354

Supplemental Cash Flow Disclosures
Cash paid for interest	$310	$-
Cash paid for income taxes	$-	$-

Non-cash Financing and Investing Activities
Acquisition of goodwill	$37,894	$-
Common shares issued for purchase of fixed assets	$15,000	$-
Advances forgiven by prior officer	$-	$7,443

The accompanying notes are an integral part of these audited consolidated financial statements

HIP CUISINE, INC.

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Hip Cuisine, Inc. (the “Company” or “HIP”) was incorporated in the State of Florida on March 19, 2014. The Company’s sole subsidiary Hip Cuisine, Inc. (“HCP”) was incorporated in Panama on February 24, 2014. The Company’s fiscal year end is December 31.

The Company operates Latin American fusion restaurants that deliver fast nutritious healthy food in Panama, Colombia and Miami, Florida, USA.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated significant revenues since inception. As at December 31, 2016, the Company has an accumulated loss from operations of $420,522. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Hip Cuisine, Inc. (Panama) and Rawkin Juice Inc. All material intercompany balances and transactions have been eliminated.

Foreign Currency Translation and Re-measurement

The Company's functional currency and reporting currency is U.S. dollar. The functional currency of the Company’s subsidiary is Panamanian Balboa. All transactions initiated in Panamanian Balboa are translated into U.S. dollars in accordance with ASC 830-30, "Translation of Financial Statements," as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)	Equities at historical rate
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations, if any, are included in accumulated other comprehensive income in shareholders’ equity.

The Panamanian Balboa is pegged with US dollar at par and consequently the Company recognized no gain or loss on foreign exchange translations during years ended December 31, 2016 and 2015.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2016 and 2015 the Company had $191,660 and $2,354 cash and cash equivalents, respectively. As of December 31, 2016, the Company had a bank account that was overdrawn by $407, and has been disclosed as bank indebtedness.

Fair Value of Financial Instruments

As required by the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company's financial instruments consist primarily of cash, prepaid expenses, accounts payable and accrued expenses, and shareholder’s loan. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

Concentrations of Credit Risks

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 9).

Prepaid and Deposits

Prepaid and deposits balances relate to security deposits for future restaurant leases, and deposits on fixed assets to be used in future operations. The prepaid balances and deposits will be amortized as the related expense is incurred.

Property, plant and equipment

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation and amortization methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Equipment	5 Years

Furniture and Fixtures	5 Years

Leasehold Improvement	3 Years

Construction in Progress	7 Years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2016 and 2015, no impairment losses have been identified.

Goodwill

We account for goodwill in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

No impairment loss on Goodwill was recognized for the year ended December 31, 2016.

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605, "Revenue Recognition", only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As at December 31, 2016 and 2015, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the years ended December 31, 2016 and 2015, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

	Year Ended December 31,
	2016	2015

Net loss attributable to stockholders	$(280,802)	$(93,551)
Weighted average number of common shares - Basic and Diluted	5,850,821	5,503,068
Net loss per common share - Basic and Diluted	$(0.05)	$(0.02)

Recently Issued Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as "lessees"- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company is currently evaluating the potential impact that the adoption of ASU No. 2016-02 may have on its financial statements.

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606)." The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are still evaluating the effect of the adoption of ASU 2014-09.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – ACQUISITION

On November 7, 2016, Hip Cuisine Inc. has incorporated Rawkin Juice Inc., a California corporation as the wholly owned subsidiary of Hip Cuisine Inc. in which Hip Cuisine Inc. holds 100% of Rawkin Juice Inc.’s 1,000,000 at a purchase price of $1,000. The acquisition of Rawkin Juice Inc. met the definition of a business in accordance with FASB ASC Topic 805, "Business Combinations". As such, the Company accounted for the acquisition as a business combination.

Management determined that Hip Cuisine Inc. was the acquirer in the business combination in accordance with FASB ASC Topic 805, "Business Combinations," based on the following factors: (i) the Company's pre-transaction directors retained the all voting rights of the Company post-transaction; (ii) the composition of the Company's current board of directors and management was the result of the appointment by the Company's pre-transaction directors.

On October 24, 2016, Hip Cuisine Inc. entered into an Asset Purchase Agreement with Rawkin Bliss LLC, a California limited liability company, whereby Hip Cuisine Inc. has agreed to acquire the net assets of Rawkin Bliss LLC.

On December 14, 2016, Rawkin Juice Inc., as a wholly-owned subsidiary of Hip Cuisine, Inc., has acquired the net assets from Rawkin Bliss LLC in exchange for the assumption of certain liabilities of the Rawkin Bliss LLC which has wound-down as of December 2016.

The net assets acquired by Rawkin Juice Inc. from Rawkin Bliss LLC in December 2016 is summarized as follows:

Net Assets Acquisition
Cash and cash equivalents	$103,293
Prepaid and deposits	5,000
Property, plant and equipment, net	166,000
Goodwill	37,894
Accounts payable and accrued liabilities	(12,187)
Note payables	(300,000)
$-

Revenues of $15,120 and net loss of $2,718 since the acquisition date are included in the consolidated statements of operations for the year ended December 31, 2016.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	December 31, 2016	December 31, 2015
Equipment	$100,184	$45,331
Furniture	10,113	9,459
Leasehold improvement	189,754	45,572
Less accumulated depreciation	(45,365)	(13,009)
	$254,686	$87,353

During the year ended December 31, 2016 and 2015, the depreciation cost was $32,356 and $13,009, respectively.

NOTE 5 – CONSTRUCTION IN PROGRESS

On August 18, 2016, the Company entered into an agreement for the construction of a restaurant located in Costa del Este, Panama. The construction project started in September 2016 and is scheduled to be completed in March 2017.

As of December 31, 2016, the total costs of the construction project have been capitalized in the amount of $153,930.

NOTE 6 – GOODWILL

	Year Ended December 31,
	2016	2015

Goodwill	$37,894	$-

Goodwill was generated from the acquisition of net assets from Rawkin Bliss LLC by the Company’s wholly owned subsidiary Rawkin Juice Inc. No impairment loss on Goodwill was recognized for the year ended December 31, 2016.

NOTE 7 – NOTES PAYABLE

The Company had the following notes payable outstanding as of December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Notes Payable, unsecured, annual interest rate of 15%	$300,000	$-
Less: current portion	(300,000)	-
Long-term note payable	$-	$-

The notes payable were assumed through the net assets acquisition as part of the consideration. The notes are expected to be repaid in one year. As of December 31, 2016, the accrued interest on the notes payable was $40,500.

NOTE 8 – BANK LOAN

The Company had the following bank loan outstanding as of December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Bank loan, unsecured repayable in monthly instalments of $829 with an annual interest rate of 2%, maturing Nov 29, 2026.	$79,481	$-
Less: current portion	(8,465)	-
Long-term note payable	$71,016	$-

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015, the sole officer advanced $143,284 by the way of loans to the Company to finance the startup and general operation of the Company. During the year ended December 31, 2016, this officer advanced another $48,969 to the Company by the way of similar loans.

As at December 31, 2016 and December 31, 2015, the Company owed $192,253 and $143,284 to this officer, respectively. These loans are non-interest bearing and due on demand.

NOTE 10 – SHARE CAPITAL

Preferred Stock

The Company has 1,000,000 authorized preferred shares at $0.001 par value.

There were no shares of preferred stock issued and outstanding as of December 31, 2016.

Common Stock

On June 29, 2016, the Company issued 25,333 restricted common shares at $0.375 as partial deposit payment for a construction and design contract valued at $250,000 on the second restaurant location in Costa del Este, Panama which will start in March 2017.

On August 29, 2016, the Company issued 40,000 restricted common shares at $0.375 as partial payment for the acquisition of kitchen equipment and supplies.

On October 12, 2016, the Company completed and closed its registered public offering of 1,000,000 unrestricted common shares issued for cash at $0.375 during year ended December 31, 2016, for net cash proceeds of $375,000

There were 6,585,333 shares of common stock issued and outstanding as of December 31, 2016.

NOTE 11 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.

We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The provisions for refundable federal income tax at 34% and Panama income tax at 25% for the years ended December 31, 2016 and 2015 consist of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
Income tax expense (benefit) at statutory rate	$(76,951)	$(24,418)
Change in Valuation allowance	76,951	24,418
Income tax expense (benefit)	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as at December 31, 2016 and 2015 are as follows:

	December 31,	December 31,
	2016	2015
NOL Carryover	$117,066	$40,115
Valuation allowance	(117,066)	(40,115)
Net deferred tax asset	$-	$-

At December 31, 2016, the Company had $280,802 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2031 and 2036. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company currently leases 152.18 square meters of space at Balboa Boutiques located in Panama City, Panama. The current lease term began on July 1, 2015 and expires on February 27, 2017, but is automatically renewable for an additional thirty-six months under the original lease terms. The Company intends to renew the lease when the term expires. The monthly lease payment is $3,671 per month. This location serves as the Company’s only facility for day to day operations. For the year ended December 31, 2016 and 2015, the Company has made approximately $53,000 and $40,000 in rental payment.

On January 22, 2016, the Company entered into a 5 year lease agreement, which will start from August 2016 with first rental payment made in Nov 2016, for a second restaurant location in Costa del Este Panama. The total square meters is 182.72 and the rent for the location will be approximately $8,222 per month. On March 1, 2016, the Company added a mezzanine level to the location and entered into an addition to the original lease to add 99.63 square meters to the location with the addition of a mezzanine level. The additional rent for the mezzanine will be approximately $2,200 per month. The lease automatically goes to a month to month rental after 5 years until a new contract is entered into. For the year ended December 31, 2016, the Company has paid 2 month rent at approximately $21,000.

The Company currently leases a premise located in Toluca Lake/Burbank, CA. The current lease term began on May 1, 2013 and expires on April 30, 2018. The current monthly lease is $5,600 until April 2017 and will be $5,800 from May 2017 to April 2018.

The Company has no other commitments or contingencies as of December 31, 2016.

The following is a schedule by years of minimum future rentals on leases as of December 31, 2016:

Year Ending December 31:

2017	$237,916
2018	192,316
2019	169,116
2020	132,406
Later Years	125,064
Total minimum future rentals	$856,818

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no other material events have occurred that require disclosure, other than stated below.

On February 7, 2017, the Company issued 10,000 restricted common shares valued at $6,300 per share for the acquisition of a trademark from an unrelated party. The Company agrees to pay a royalty of twenty percent (20%) of the net profits generated from the commercial exploitation of the trademark.

In March 2017, the Company completed and closed a private offering exempt from registration pursuant to Rule 506(b) of Regulation D of 1,000,000 shares of the Company's common stock, par value $0.001, issued at $0.75 per share for cash proceeds of $750,000. No brokers or underwriters were utilized in this offering and no commissions were paid.

During the three months ended March 31, 2017, the Company issued 225,000 restricted common shares valued at $242,000 to consultants to assist in managing its locations and locating future expansion of future restaurants.

During the three months March 31, 2017, the Company issued 306,250 restricted common shares valued at $398,750 to repay certain notes payable assumed from the net assets acquisition.  A loss on debt settlement of $266,250 was incurred related to the repayment of the notes payable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Except as described herein, since inception, the Company has had no changes in or disagreements with its accountants.

Change in Independent Public Accountant

1) Previous Independent Auditors:

On January 4, 2016, Cutler & Co., LLC (“Cutler”) resigned as the Company’s registered independent public accountant. On January 4, 2016, the Company engaged Pritchett, Siler & Hardy PC (“Pritchett”) as its new registered independent public accountant.

For the period from February 24, 2014 (“Inception”) to December 31, 2014, Cutler’s report did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

The decision to engage Pritchett was approved by the Company’s board of directors.

Through the period covered by the financial audit from February 24, 2014 (“Inception”) to ended December 31, 2014 there have been no disagreements with Cutler on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Cutler would have caused them to make reference thereto in their report on the financial statements. For the interim period through January 6, 2016 (the date of notification of resignation), there have been no disagreements with Cutler on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Cutler would have caused them to make reference thereto in their report on the financial statements.

We have authorized Cutler to respond fully to any inquiries of Pritchett.

During the period from February 24, 2014 (“Inception”) to December 31, 2014 and the interim period through January 6, 2016, there have been no reportable events between the Company and Cutler as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Company provided a copy of the foregoing disclosures to Cutler prior to the date of the filing of this report and requested that Cutler furnish it with a letter addressed to the Securities & Exchange Commission stating whether or not it agrees with the statements in this report.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (the Company's principal financial and accounting officer), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company's CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company's management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled " Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Although our CFO is a part-time employee, and we do not have audit committee, our CFO has appropriate knowledge and experience. Our management have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2016, and based on this evaluation, our management concluded the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report and the fourth quarter of the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Issuance of Securities

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors of the Company are elected by the shareholders to a term of one year and serve until their successors are elected and qualified. Officers of the Company are appointed by the Board of Directors to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of the company officer and director is set forth below:

Name	Age	Position	Director Since

Natalia Lopera	30	President, CEO and Director	March 24, 2014

Douglas W. Samuelson	56	Chief Financial Officer	September 1, 2015

Natalia Lopera has held the offices/positions since the inception of the Company, and she is expected to hold said offices/positions until the next annual meeting of the shareholders.

Douglas W. Samuelson has held the offices/positions since September 1, 2015, and he is expected to hold said offices/positions until the next annual meeting of the shareholders.

The persons named above are the Company’s only officers, directors, promoters and control persons.

Background Information about The Company’s Officer and Director

Natalia A. Lopera, Age 30, Chief Executive Officer/President/Director

Ms. Lopera is our Founder and has served as our Chief Executive Officer, President and Director since our inception. She has over six (6) years of experience in management, sales and marketing, and product development. While working on her degree in communications in Medellin Colombia, Ms. Lopera started a retail apparel store in Medellin, Colombia and sold products wholesale to other apparel stores both locally and internationally from 2008 to 2011. In 2012, Ms. Lopera transferred to U.S.M.A. University in Panama City Panama to finish her degree in communications. In 2013, Ms. Lopera developed the concept of Hip Cuisine and opened the first location in Panama City Panama. Ms. Lopera currently devotes over 40 hours per week at the location and manages and operates the restaurant which also includes the marketing and social media. Ms. Lopera is not currently, nor has she previously served as an officer or director of any public company.

Douglas W. Samuelson, Age 56, Chief Financial Officer

Mr. Samuelson has served as our Chief Financial Officer since September 1, 2015. He is a finance professional with progressive experience within public and private sectors with significant experience in Securities and Exchange Commission reporting and regulations, internal audit and Sarbanes-Oxley compliance, and business operations, systems, controls and processes for a wide variety of industries. From 2014 until 2015, Mr. Samuelson performed CFO contract services for a small public company, handling all SEC reporting and financial reporting responsibilities, performing consulting services to several public companies, primarily relating to Sarbanes-Oxley compliance, and assisting them with SEC financial reporting and GAAP technical consulting. From 2012 to 2014, Mr. Samuelson served as Chief Financial Officer to Medacata USA, Inc., An orthopedic distributor of hip, knee and spine implants and surgical instruments with $50 million in revenues. From 2011 to 2012, Mr. Samuelson performed consulting services to several public companies, primarily relating to Sarbanes-Oxley compliance. Also assist them with SEC financial reporting and GAAP technical consulting. From 2010-2011, Mr. Samuelson served as Director of Accounting and Financial Reporting for Response Genetics, Inc., a publicly traded company located in Loa Angeles, California . From 2005 to 2010, Mr. Samuelson was Director of Auditing Services for the CPA firm of J.H. Cohn, LLP located in Woodland Hills, California.

From 2002 to 2005, he served as Director of Accounting for The RAND Corporation in Santa Monica, California. From 1998 to 2002, Mr. Samuelson served as Senior Director of Finance and Accounting for Spirent Communications, Inc., a $500 million publicly traded network test and Measurement Company, located in Calabasas, California. From 1992 until 1998, Mr. Samuelson was Manager of Audit and Business Advisory Services for the accounting firm of Arthur Anderson, LLP located in Woodland Hills, California. Mr. Samuelson holds a Bachelor of Science degree in Accounting from the University of Utah, and a Master of Science degree in Computer Science from California State University, Northridge, College of Engineering. Mr. Samuelson devotes approximately ten (10) hour per week to our Company. Mr. Samuelson currently serves as the sole officer and director for Smack Sportswear, Inc. (OTCBB: SMAK). Except as described herein, Mr. Samuelson is not currently, nor has he previously served as an officer or director of any other public company.

Board Composition

Our Bylaws provide that the Board of Directors shall consist of no less than 1, but not more than 9 directors. Each director serves until his successor is elected and qualified.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a) (15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”), even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of “independent” as within the meaning of such rules as a result of their current positions as our executive officers.

Significant Employees

We have 16 employees other than the executive officers/director described above.

Family Relationships

There are no familial relationships between our officers and directors.

Involvement in Certain Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our Company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Stockholder Communications with the Board

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

Section 16(a) Beneficial Ownership Reporting Compliance

16(a) of the Securities Exchange Act of 1934 requires the company directors and executive officers, and persons who own more than ten percent of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of its common stock. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file. The Company intends to ensure to the best of its ability that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

Item 11. Executive Compensation.

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our Company at any time during the year ended December 31, 2016 and for the year ended December 31, 2015, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2014. The foregoing persons are collectively referred to herein as the “Named Executive Officers.” Compensation information is shown for fiscal year ended December 31, 2016 and for the year ended December 31, 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Natalia Lopera, President, Chief Executive Officer,	2016	0	0	0	0	0	0	0	0
Treasurer, and Director	2015	0	0	0	0	0	0	0	0

Douglas W. Samuelson,	2016	0	0	0	0	0	0	0	0
Chief Financial Officer	2015	0	0	0	0	0	0	0	0

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or un-exercisable options, as of the year ended December 31, 2016.

OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

None	0	0	0	0	0	0	0	0	0

Long-Term Incentive Plans

There are no arrangements or plans in which the Company would provide pension, retirement or similar benefits for our director or executive officer.

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Director Independence

The Board of Directors is currently composed of a single member. Natalia Lopera does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of the Company’s employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, the board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had the board of directors made these determinations, the board of directors would have reviewed and discussed information provided by the directors and the Company with regard to each director’s business and personal activities and relationships as they may relate to the Company and its management.

Security Holders Recommendations to Board of Directors

The Company welcomes comments and questions from the shareholders. Shareholders can direct communications to the Chief Executive Officer, Natalia Lopera, at our executive offices. However, while the Company appreciates all comments from shareholders, it may not be able to individually respond to all communications. Management attempts to address shareholder questions and concerns in press releases and documents filed with the SEC so that all shareholders have access to information about the Company at the same time. Natalia Lopera collects and evaluates all shareholder communications. All communications addressed to the director and executive officer will be reviewed by Natalia Lopera, unless the communication is clearly frivolous.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 31, 2017, for: by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 31, 2017. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of March 31, 2017 is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Beneficial Name of Owner	No. of Shares Before Offering	No. of Shares After Offering	Percentage of Ownership Before Offering (1)	Percentage of Ownership After Offering
Natalia Lopera	5,500,000	5,500,000	83.5%	72.5%
Our Officer and Director as a Group	5,500,000	5,500,000	83.5%	72.5%

___________

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

Future Sales by Principal Shareholders

A total of 5,500,000 shares have been issued to the Company’s officer, director and affiliates and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. Any sale of these shares (after applicable restrictions expire) may have a depressive effect on the price of the Company’s common stock in any market that may develop, of which there can be no assurance. The principal shareholders do not have any plans to sell their shares at any time after this offering is complete.

Item 13. Transactions with Related Persons, Promoters and Certain Control Persons.

On March 19, 2014, the Company issued 500,000 shares of its Common Stock to Natalia Lopera, our Chief Executive Officer, President and Director in consideration for services rendered in the formation and organization of the Company at a value of $500.

On September 30, 2014, the Company issued 5,000,000 shares of its Common Stock to Natalia Lopera, our Chief Executive Officer, President and Director, upon execution of the Share Exchange Agreement.

During the period ended December 31, 2014, Natalia Lopera, our Chief Executive Officer, President and Director, advanced $69,822 to the Company to finance the startup and general operation of the Company. At December 31, 2014, the full amount of the $69,822 advance was forgiven by Ms. Lopera.

During the year ended December 31, 2015, Natalia Lopera, our Chief Executive Officer, President and Director, advanced $143,284 to the Company to finance the startup and general operation of the Company and were included as due to shareholder as at December 31, 2015.

During the year ended December 31, 2016, Natalia Lopera, our Chief Executive Officer, President and Director, advanced $48,969 to the Company to finance the startup and general operation of the Company and were included as due to shareholder as at December 31, 2016.

On November 6, 2015, the Company issued 20,000 shares of our Common Stock to Frank Gillen, the spouse of our Chief Executive Officer, President and Director, for an aggregate value of $7,500, or $0.375 per share.

On September 1, 2016 and October 12, 2016, respectively, Frank Gillen, the husband of our Chief Executive Officer and Sole Director, Natalia Lopera, purchased 25,000 and 150,600 shares, respectively, in our prior S-1 offering at a purchase price of $0.375 per share, for an aggregate value to the Company of $65,850. With these purchases, Mr. Gillen owns a total of 195,600 shares of the Company’s common stock, or approximately 2.4% of the total shares of our common stock outstanding.

Except for the foregoing, none of the following persons has any direct or indirect material interest in any transaction to which the Company was or is a party since the beginning of the last fiscal year, or in any proposed transaction to which the Company proposes to be a party:

(A) any of the director(s) or executive officer(s);

(B) any nominee for election as one of the Company’s directors;

(C) any person who is known by the Company to beneficially own, directly or indirectly, shares carrying more than 5% of the voting rights attached to the Company’s Common Stock; or

(D) any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons named in paragraph (A), (B) or (C) above.

There are not currently any conflicts of interest by or among the Company’s current officer, director, key employee or advisors. The Company has not yet formulated a policy for handling conflicts of interest, if any arise; however, it intends to do so upon completion of this offering and, in any event, prior to hiring any additional employees.

Indemnification

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the “Act”) may be permitted to directors, officers and controlling persons of the small business issuer pursuant to the By-Laws of the Company, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act, and is, therefore unenforceable.

In the event that a claim for indemnification against such liabilities (other than the payment of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer, or other control person in connection with the securities being registered, the Company will, unless in the opinion of legal counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it, is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Director Independence

We do not have any independent directors. Because our common stock is not currently listed on a national securities exchange, we have used the definition of "independence" of The NASDAQ Stock Market to make this determination.

We do not currently have a separately designated audit, nominating or compensation committee.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the two year ended December 31, 2016 and 2015, the audit fees were approximately $27,000 and $8,000 for the audit of our financial statements, respectively.

Audit Related Fees

For the two year ended December 31, 2016 and 2015, the audit related services fees were $0 and $0 respectively.

Tax Fees

For the two years ended December 31, 2016 and 2015, the tax fees were $0 and $1,100 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the two year ended December 31, 2016 and 2015.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

●	approved by our audit committee; or

●

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentage of the above fees was pre- approved. However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

The following exhibits are filed as part of this annual report:

Exhibit	Description

3.1	Articles of Incorporation of Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on November 21, 2016).

3.2	Bylaws of Registrant (incorporated by reference to our Registration Statement on Form S-1 filed on November 21, 2016).

10.1	Share Exchange Agreement dated September 30, 2014 (incorporated by reference to our Registration Statement on Form S-1 filed on November 21, 2016).

10.2	Asset Purchase Agreement (incorporated by reference to our Registration Statement on Form S-1 filed on November 21, 2016).

10.3	First Amendment to the Asset Purchase Agreement (incorporated by reference to our Current Report on Form 8-K filed on December 13, 2016).

31.1*	Certification of Principal Executive Officer pursuant to Section302 of the Sarbanes-Oxley Act

31.2*	Certification of Principal Accounting Officer pursuant to Section302 of the Sarbanes-Oxley Act

32.1*	Rule 1350 Certification of Principal Executive Officer

32.2*	Rule 1350 Certification of Principal Accounting Officer

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIP CUISINE, INC.

By:	/s/ Natalia Lopera
Natalia Lopera
Chief Executive Officer, Principal Executive Officer

By:	/s/ Douglas W. Samuelson
Douglas W. Samuelson Chief Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ Natalia Lopera	Chief Executive Officer	April 17, 2017
Natalia Lopera	Title	Date

/s/ Natalia Lopera	Principal Executive Officer	April 17, 2017
Natalia Lopera	Title	Date

/s/ Natalia Lopera	Director	April 17, 2017
Natalia Lopera	Title	Date

/s/ Douglas W. Samuelson	Chief Financial Officer	April 17, 2017
Douglas W. Samuelson	Title	Date

/s/ Douglas W. Samuelson	Principal Accounting Officer	April 17, 2017
Douglas W. Samuelson	Title	Date

