Form 10-Q
period 2017-03-31
HIP CUISINE INC.
filed 2017-04-21
CIK 1654588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

As of April 20, 2107, there were outstanding 8,126,583 shares of the issuer's common stock, par value $0.001 per share.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that can be expected for the year ended December 31, 2017.

3

HIP CUISINE, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED March 31, 2017

(UNAUDITED)

HIP CUISINE, INC.

Consolidated Condensed Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$377,120	$191,660
Refundable sales taxes	14,760	731
Prepaid and deposits	66,162	74,685
Total Current Assets	458,042	267,076
Property, plant and equipment, net	632,268	254,686
Construction in Progress	12,908	153,930
Intangible Assets - Trademark	6,300	-
Goodwill	37,894	37,894
TOTAL ASSETS	$1,147,412	$713,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Checks drawn in excess of bank balance	$21,605	$407
Bank Loan, current portion	8,327	8,465
Accounts payable and accrued liabilities	73,570	34,145
Accrued Interest	6,000	40,500
Notes payable	40,000	300,000
Due to shareholder	126,646	192,253
Total Current Liabilities	276,148	575,770
Bank Loan, less current portion	68,929	71,016
TOTAL LIABILITIES	345,077	646,786

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
8,126,583 and 6,585,333 shares issued and outstanding, respectively	8,126	6,585
Additional paid-in capital	1,876,246	480,737
Accumulated Deficit	(1,082,037)	(420,522)
TOTAL STOCKHOLDERS' EQUITY	802,335	66,800
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,147,412	$713,586

The accompanying notes are an integral part of these consolidated financial statements

HIP CUISINE, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
REVENUES	$127,737	$35,208
COST OF GOODS SOLD	91,932	11,852
GROSS PROFIT	35,805	23,356

OPERATING EXPENSES
Depreciation	21,680	5,252
General and administrative	114,727	29,044
Professional fees	40,480	19,543
Salaries and wages	13,312	7,739
Stock based compensation	242,000	-
Total Operating Expenses	432,199	61,578

LOSS FROM OPERATIONS	(396,394)	(38,222)

OTHER INCOME (EXPENSES)
Interest Income	49	-
Interest Expense	(263)	-
Loss on debt settlement	(266,250)	-
Other Income	1,343	-
Total Other Expenses	(265,121)	-

LOSS BEFORE INCOME TAXES	(661,515)	(38,222)
Provision for income taxes	-	-

NET LOSS	$(661,515)	$(38,222)

Basic and Diluted Income per Common Share	$(0.09)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	7,134,347	5,520,000

The accompanying notes are an integral part of these consolidated financial statements

HIP CUISINE, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(661,515)	$(38,222)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	21,680	5,252
Loss on debt settlement	266,250	-
Stock based compensation	242,000	-
Changes in operating assets and liabilities:
Refundable sales taxes	(14,029)	(730)
Other receivable	-	(1,222)
Prepaid expenses	8,523	(20,709)
Checks drawn in excess of bank balance	21,198	-
Accounts payable and accrued liabilities	39,425	(1,180)
Accrued interest	(34,500)	-
Unearned revenue	-	3,120
Net cash used in operating activities	(110,968)	(53,691)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(245,332)	(11,007)
Construction in progress	(12,908)	-
Net cash used in investing activities	(258,240)	(11,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	750,000	-
Repayment of notes payable	(127,500)	-
Repayment of bank loan	(2,225)	-
Repayment of shareholder loans	(65,607)	64,340
Net cash provided by financing activities	554,668	64,340

Net increase (decrease) in cash and cash equivalents	185,460	(358)
Cash and cash equivalents - beginning of period	191,660	2,354
Cash and cash equivalents - end of period	$377,120	$1,996

Supplemental Cash Flow Disclosures
Cash paid for interest	$34,763	$-
Cash paid for income taxes	$-	$-

Non-cash Financing and Investing Activities
Shares issued for acquisition of trademark	$6,300	$-
Shares issued for payment of Notes Payable	$132,500	$-
Advances forgiven by prior officer	$-	$7,443

The accompanying notes are an integral part of these consolidated financial statements

HIP CUISINE, INC.

Notes to the Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Hip Cuisine, Inc. (the “Company” or “HIP”) was incorporated in the State of Florida on March 19, 2014. The Company’s sole subsidiary Hip Cuisine, Inc. (“HCP”) was incorporated in Panama on February 24, 2014. The Company’s fiscal year end is December 31.

The Company is an international nutritional value concepts company and global fresh-served food purveyor for the health-conscious consumer with locations in Panama and the State of California, USA operated through its wholly owned subsidiary Rawkin Juice, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Hip Cuisine, Inc. (Panama) and Rawkin Juice, Inc. All material intercompany balances and transactions have been eliminated.

Recently Issued Accounting Pronouncements

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

	March 31, 2017	December 31, 2016
Equipment	$161,180	$100,184
Furniture	52,312	10,113
Leasehold improvement	485,821	189,754
Less accumulated depreciation	(67,045)	(45,365)
	$632,268	$254,686

Property and equipment are stated at cost. Depreciation is computed using the straight-line method. The depreciation methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Equipment	5 Years
Furniture and Fixtures	5 Years
Leasehold Improvement	3 Years

During the three months ended March 31, 2017 and 2016, the depreciation cost was $21,680 and $5,252, respectively.

NOTE 4 – CONSTRUCTION IN PROGRESS

The construction and design project of Hip Cuisine’s 2nd restaurant in Costa del Este Panama was completed in March 2017 and operations will commence in May 2017. $153,930 of costs of construction at December 31, 2016 have, accordingly, been placed in service and will be depreciated in April 2017.

The construction and design project in Rawkin Juice, Inc.’s 2nd restaurant is expected to be completed in May 2017.

As of March 31, 2017, the total costs of the construction project for Rawkin Juice, Inc. have been capitalized in the amount of $12,908.

NOTE 5 – INTANGIBLE ASSET - TRADEMARK

	March 31, 2017	December 31, 2016

Trademark	$6,300	$-

In February 2017, the Company issued 10,000 restricted common shares valued at $0.63 for the acquisition of a Trademark from an unaffiliated party. As per management assessment, the Trademark has an estimated useful life of 15 years. The intangible asset is not currently in use and therefore no amortization has been taken for the period ending March 31, 2017. The Company will pay royalty of 20% of the net profits generated from the use of the Trademark in the future. The intangible asset is expected to be put into use in April 2017.

NOTE 6 – GOODWILL

	March 31, 2017	December 31, 2016

Goodwill	$37,894	$37,894

Goodwill is generated from the acquisition of net assets from Rawkin Bliss, LLC by the Company’s wholly owned subsidiary Rawkin Juice, Inc. No impairment loss on Goodwill was recognized for the three months ended March 31, 2017, nor the year ended December 31, 2016.

NOTE 7 – NOTES PAYABLE

The Company had the following notes payable outstanding as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Notes Payable	$40,000	$300,000
Less: current portion	(40,000)	(300,000)
Long-term Notes payable	$-	$-

During the three months ended March 31, 2017, $260,000 notes payable and $37,500 accrued interest were repaid with cash of $162,000 and share issuance of 306,250 restricted common shares valued at $398,750 with loss on debt settlement recorded at $266,250.

NOTE 8 – BANK LOAN

The Company had the following bank loan outstanding as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Bank loan, unsecured at $80,000 principal, repayable in monthly instalments of $829 with an annual interest rate of 2%, maturing Nov 29, 2026.	$77,256	$79,481
Less: current portion	(8,327)	(8,465)
Long-term note payable	$68,929	$71,016

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016, the Company’s sole officer advanced $64,340 by the way of loans to the Company to finance the general operation of the Company. During the three months ended March 31, 2017, the Company repaid the sole officer in the amount of $65,607.

As at March 31, 2017 and December 31, 2016, the Company owed $126,646 and $192,253 to this officer, respectively. These loans are non-interest bearing and due on demand.

NOTE 10 – SHARE CAPITAL

Preferred Stock

The Company has 1,000,000 authorized preferred shares at $0.001 par value.

There were no shares of preferred stock issued and outstanding as of March 31, 2017.

Common Stock

On February 7, 2017, the Company issued 10,000 restricted common shares valued at $0.63 per share for the acquisition of a trademark from an unaffiliated party.

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

There were 8,126,583 shares of common stock issued and outstanding as of March 31, 2017.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company currently leases 152.18 square meters of space at Balboa Boutiques located in Panama City, Panama. The current lease term began on July 1, 2015 and expired on February 27, 2017, and was automatically renewed for an additional thirty-six months under the original lease terms. The monthly lease payment is $3,671 per month. This location serves as the Company’s only facility for day to day operations. During the three months ended March 31, 2017 and 2016, the Company has made approximately $14,000 and $13,000 in rental payments.

On January 22, 2016, the Company entered into a 5 year lease agreement, which started from August 2016 with the first rental payment to be made in November 2016, for a second restaurant location in Costa del Este Panama. The total square meters is 182.72 and the rent for the location is approximately $8,222 per month. On March 1, 2016, the Company added a mezzanine level to the location and entered into an addendum to the original lease to add 99.63 square meters to the location with the addition of a mezzanine level. The additional rent for the mezzanine will be approximately $2,200 per month. The lease is a month to month rental after 5 years until a new contract is entered into. During the three months ended March 31, 2017, the Company has made approximately $32,000 in rental payments.

The Company currently leases a location in Burbank, CA. The current lease term began on May 1, 2013 and expires on April 30, 2018. The current monthly lease is $5,600 until April 2017 and will be $5,800 from May 2017 to April 2018. During the three months ended March 31, 2017, the Company has made $16,800 in rental payments.

On February 21, 2017, the Company entered into a 3 year lease agreement which will start from June 1, 2017 for a restaurant location in Santa Monica, California. The total square meters is 492 and the rent for the location will be $4,300 per month, with a 3% annual escalation. The lease can be extended for a further three years after the end of the current lease term.

The Company has no other commitments or contingencies as of March 31, 2017.

The following is a schedule by years of minimum future rentals on leases as of March 31, 2017:

Year Ending December 31:

2017	$208,937
2018	244,819
2019	223,195
2020	155,216
Later Years	125,064
Total minimum future rentals	$957,231

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

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

In March 2017, we completed the construction and design project of our 2nd restaurant in Costa del Este Panama. We expect to open this location in May 2017. This location is 288 square meters, which is much larger than our first location in the Balboa Boutiques shopping center in Panama City. The Costa del Este locationwill be used for our production kitchen where we will prepare the meal packages and juices for the other spoke locations and deliveries.

We entered into an Asset Purchase Agreement with Rawkin Bliss LLC dba Rawkin Juice of Burbank California www.rawkinjuice.com which closed on April 14, 2017. This will allow us to not only expand our offerings into the US market with an established brand like Rawkin Juice, but we now can offer a Hip Cuisine in areas that a Hip Cuisine “Vegan Friendly” offering would work better than a 100% Vegan offering like that of Rawkin Juice in Burbank California.

We entered into a second “spoke” location for Rawkin Juice located in Santa Monica, CA, and this location is scheduled to open on May 1st of 2017. We will produce the products in the production kitchen in Burbank and deliver to the Santa Monica location daily to maintain a 100% Organic, Vegan fresh line of products including Cold Pressed Juices, Smoothies, Desserts, Salads and the Living Gourmet line of Raw Vegan foods.

We have already designed and can order the packaging, labels and bottles for delivery. We currently use a POS system called LAVU and this can handle everything from inventory control, orders, menu and employee payroll. It is a complete system designed for restaurants and is scalable. The only additional cost is for the equipment for the additional restaurants, such as I-Pads, kitchen printer, fiscal printer and cashier I-pad and register, which is approximately $4,500 per location. Then we pay a monthly service fee that is approximately $105 per month.

We currently offer to our customers at both the Balboa Boutiques location and Rawkin Juice in Burbank the ability to purchase one day detox (6 juices) or 3 day detox (18 juices), as well as weekly meal plans. These plans range from $37.50 to $55.00 for the 1 day, $112.50 to $155.00 for the 3 day detox and $150 for the weekly meal plan.

We have budgeted a total cost of $12,000 to complete the website which will allow us to accept online orders for our customers who want deliveries. Currently we use a delivery service to deliver orders, and they charge a delivery fee and pay for the order when they pick up. The Rawkin Juice location in Burbank utilizes several 3rd party delivery companies that offer our menu for a fee such as Grub Hub, Uber Eats, Eat 24 and Door Dash. We plan to launch our own application for deliveries in May of 2017, through our online ordering site called www.rawkintogo.com.

Our goals over the next twelve (12) months are to:

•	Open the second location in Plaza 770 in Costa del Este Panama.

•	Open a second "spoke" location for Rawkin Juice located in Santa Monica, CA.

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

	Months 1-3	Months 4 - 6	Months 7-9	Months 10-12	Total 12 months
Rent	$26,625	$36,625	$41,625	$71,625	$176,500
Payroll	$37,000	$54,000	$66,000	$96,000	$253,000
Loans	$10,000	$10,000	$15000	$25,000	$60,000
Supplies	$57,750	$84,000	$98,000	$131,600	$371,350
Utilities	$16,500	$20,500	$22,000	$28,000	$87,000
Accounting	$4,500	$4,500	$4,500	$4,500	$18,000
Legal	$6,000	$6,000	$6,000	$6,000	$24,000
Auditing	$5,000	$5,000	$20,000	$5,000	$35,000
CFO	$4,500	$4,500	$4,500	$4,500	$18,000
Advertising	$3,500	$4,500	$4,500	$4,500	$17,000
Investor Relations	$15,000	$15,000	$15,000	$15,000	$60,000
Total Expenditures	$186,375	$244,625	$297,125	$391,725	$1,119,850

Milestones

Months 1 through 9

During the first nine (9) months we plan to:

o	Open Costa del Este Panama and the production kitchen.

o	Enter into deliveries and monthly diet programs.

o	Open a second "spoke" location for Rawkin Juice located in Santa Monica, CA.

o	Enter contract with four (4) Spoke locations for processing facilities.

o	Launch new website to handle online deliveries and POS processing.

Months 9 through 12

During the following three (3) months, we expect to achieve the following:

o	Enter into 3rd round of financing to open six (6) more spokes which will include one restaurant with the production kitchen.

o	Build an established board of directors with experience in the sector.

o	Set up an audit committee and employee ESOP plan.

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

Liquidity and Results of Operations

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
Statement of Operations Data:	2017	2016	Change

Revenue	$127,737	$35,208	$92,529
Cost of Goods Sold	(91,932)	(11,852)	(80,080)
Gross Profit	35,805	23,356	12,449
Operating Expenses	(432,199)	(61,578)	(370,621)
Loss From Operations	(396,394)	(38,222)	(358,172)
Other Expenses	(265,121)	-	(265,121)
Net Loss	$(661,515)	$(38,222)	$(623,293)

For the three months ended March 31, 2017 Compared to the three months ended March 31, 2016

For the three months ended March 31, 2017, we earned revenue of $127,737 compared to $35,208 for the three months ended March 31, 2016. Cost of goods sold for the three months ended March 31, 2017 were $91,932 resulting in a gross profit of $35,805, compared to cost of goods sold of $11,852 and gross profit $23,356 from the three months ended March 31, 2015 due to growth and expansion of the business to new restaurants locations.

Operating expenses were $432,199 for the three months ended March 31, 2017, compared to $61,578 for the three months ended March 31, 2016, due to additional costs related to the completion and opening of our restaurant and costs associated with ongoing regulatory expenses.

	Three Months Ended
	March 31,
Operating Expenses:	2017	2016	Changes

Depreciation	$21,680	$5,252	$16,428
General and administrative	114,727	29,044	85,683
Professional fees	40,480	19,543	20,937
Salaries and wages	13,312	7,739	5,573
Stock based compensation	242,000	-	242,000
Total operating expenses	$432,199	$61,578	$370,621

Operating expenses for the three months ended March 31, 2017 were comprised of $21,680 for depreciation, $114,727 for general and administrative, $40,480 for professional fees, $13,312 for salaries and wages and $242,000 for stock based compensation. Operating expenses for the three months ended March 31, 2016 were comprised of $5,252 for depreciation, $29,044 for general and administrative, $19,543 for professional fees and $7,739 for salaries and wages.

Depreciation was $21,680 for the three months ended March 31 2017, which increased by $16,428 from $5,252 for the three months ended March 31, 2016, due to the acquisition of property, plant and equipment to support expansion of the business.

General and Administrative expenses were $114,727 for the three months ended March 31, 2017, which increased by $85,683 from $29,044 for the three months ended March 31, 2016, attributed to increase in rental expenses and other general administrative expenses for additional restaurant locations.

Professional fees were $40,480 for the three months ended March 31, 2017, increased by $20,937 from $19,543 for the three months ended March 31, 2016, related to the increases in accounting, auditing, legal and market listing expenses and public offerings.

Salaries and wages were $13,312 for the three months ended March 31, 2017, increased by $5,573 from $7,739 for the three months ended March 31, 2016, as the Company hired more restaurant staffs to support operational expansion.

Stock based compensation $242,000 was incurred for the three months ended March 31, 2017, relates to the issuance of common shares for consulting services to support the expansion of the new restaurant locations.

Liquidity and Capital Resources

The following tables present selected financial information on our capital as of March 31, 2017 and December 31, 2016 and our cash flows as of March 31, 2017 and March 31, 2016:

	March 31,	December 31,
Capital Data	2017	2016	Changes

Cash and Cash Equivalents	$377,120	$191,660	$185,460
Current Assets	$458,042	$267,076	$190,966
Current Liabilities	$276,148	$575,770	$(299,622)
Working Capital (Deficiency)	$181,894	$(308,694)	$490,588

	Three Months Ended
	March 31,
Cash Flow Data:	2017	2016	Changes

Cash Flows used in Operating Activities	$(110,968)	$(53,691)	$(57,277)
Cash Flows used in Investing Activities	(258,240)	(11,007)	(247,233)
Cash Flows provided by Financing Activities	554,668	64,340	490,328
Net Increase (decrease) in Cash During Period	$185,460	$(358)	$185,818

As of March 31, 2017 and December 31, 2016 our cash was $377,120 and $191,660, respectively. The increase in cash for the three months ended March 31, 2017 was mainly attributed from a $554,668 cash flows provided by financing activities achieved from $750,000 cash proceeds received from issuance of common stock from the Company second public offering.

As of March 31, 2017, we experienced an increase in our working capital of $490,588. The increase in working capital during the three months ended March 31, 2017 was primarily from increases in cash and cash equivalents of $185,460 from the $750,000 shares issuance for cash proceeds from the public offering during the quarter.

Cash Flows

We fund our operations with cash generated from restaurant sales revenue, capital contributions, and issuances of common stock.

Operating Activities

For the three months ended March 31, 2017, net cash used in operating activities was $110,968, related to our net loss of $661,515 reduced by depreciation of $21,680, loss on debt settlement of $266,250, stock based compensation of $242,000, a decrease in refundable sales taxes of $14,029, an increase in prepaid expenses of $8,523, an increase in checks drawn in excess of bank balance of $21,198, an increase of $39,425 in accounts payable and a decrease of $34,500 in accrued interest.

For the three months ended March 31 2016, net cash used in operating activities was $53,691.  This negative cash flow related to our net loss of $38,222, depreciation of $5,252, a decrease in refundable sales taxes of $730 a decrease in other receivable of $1,222, a decrease in prepaid expenses of $20,709, a decrease of $1,180 in accounts payables and an increase in unearned revenue of $3,120.

The increase of net cash used in operating cash flow was primarily due to an increase in net loss for increase cash used for operating activities to support business expansion.

Investing Activities

For the three months ended March 31, 2017, net cash used in investing activities was $258,240 compared to net cash used of $11,007 during the three months ended March 31, 2016. The increase in net cash used was related primarily to $245,332 of costs for the acquisition of building and equipment for the Company’s restaurants.

Financing Activities

Net cash provided by financing activities was $554,668 for the three months ended March 31, 2017 mainly attributed to cash proceeds from issuance of common shares for $750,000 from the Company second public offering. The Company has also repaid notes payable at $127,500 and bank loans at $2,225. In additional, the Company has repaid $65,607 to its sole officer.

Net cash provided by financing activities for the three months ended March 31, 2016 was $64,340 through advances from related parties.

Material Commitments

On March 1, 2017 we entered into a 3 year lease agreement located at 705 Montana Ave. in Santa Monica California and this location will be the second location under Rawkin Juice which is the wholly owned subsidiary of Hip Cuisine. This will serve as a “spoke” location where products will be delivered from our production kitchen in Burbank to the Santa Monica location. The total monthly lease payment is $4,300.

The following is a schedule by years of minimum future rent on leases for the Company’s 3 restaurant locations as of March 31, 2017:

2017	$178,837
2018	192,316
2019	169,116
2020	132,406
Later Years	125,064
Total minimum future rentals	$797,739

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

During the three months ended March 31, 2017, the Company issued 225,000 restricted common shares of its common stock, par value $0.001, valued at $242,000 to consultants to assist in managing its locations and locating future expansion of future restaurants.

During the three months March 31, 2017, the Company issued 306,250 restricted common shares of its common stock, par value $0.001, valued at $398,750 to repay certain notes payable assumed from the net assets acquisition.  A loss on debt settlement of $266,250 was incurred related to the repayment of the notes payable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.PRE	XBRL Taxonomy Extension Label Linkbase.

101.LAB	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIP CUISINE, INC.
(Registrant)

Signature	Title	Date

/s/ Natalia Lopera	Chief Executive Officer	April 21, 2017
Natalia Lopera

/s/ Douglas W. Samuelson	Chief Financial Officer	April 21, 2017
Douglas W. Samuelson

