Form 10-Q
period 2017-06-30
HIP CUISINE INC.
filed 2017-08-14
CIK 1654588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rue 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 14, 2107, there were 8,142,583 outstanding shares of the issuer's common stock, par value $0.001 per share.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that can be expected for the year ended December 31, 2017.

3

HIP CUISINE, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(UNAUDITED)

HIP CUISINE, INC.

Consolidated Condensed Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$104,283	$191,660
Refundable sales taxes	-	731
Prepaids and deposits	73,782	74,685
Total Current Assets	178,065	267,076
Property, plant and equipment, net	679,865	254,686
Construction in Progress	-	153,930
Intangible Assets - Trademark	18,835	-
Goodwill	37,894	37,894
TOTAL ASSETS	$914,659	$713,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Checks drawn in excess of bank balance	$-	$407
Bank Loan, current portion	8,327	8,465
Accounts payable and accrued liabilities	89,398	34,145
Sales tax payable	971	-
Accrued Interest	6,000	40,500
Notes payable	40,000	300,000
Due to shareholder	95,756	192,253
Total Current Liabilities	240,452	575,770
Bank Loan, less current portion	66,846	71,016
TOTAL LIABILITIES	307,298	646,786

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
8,142,583 and 6,585,333 shares issued and outstanding, respectively	8,142	6,585
Additional paid-in capital	1,898,230	480,737
Accumulated Deficit	(1,299,011)	(420,522)
TOTAL STOCKHOLDERS' EQUITY	607,361	66,800
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$914,659	$713,586

The accompanying notes are an integral part of these condensed consolidated financial statements

HIP CUISINE, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
REVENUES	$161,307	$35,752	$289,044	$70,960
COST OF GOODS SOLD	64,625	9,606	128,718	21,458
GROSS PROFIT	96,682	26,146	160,326	49,502

OPERATING EXPENSES
Depreciation and amortization	38,788	8,607	60,468	13,859
General and administrative	126,710	20,744	241,437	49,788
Professional fees	57,196	11,231	97,676	30,774
Salaries and wages	81,248	10,703	122,399	18,442
Stock based compensation	9,360	-	251,360	-
Total Operating Expenses	313,302	51,285	773,340	112,863

LOSS FROM OPERATIONS	(216,620)	(25,139)	(613,014)	(63,361)

OTHER INCOME (EXPENSES)
Interest Income	50	-	99	-
Interest Expense	(404)	-	(667)	-
Loss on debt settlement	-	-	(266,250)	-
Other Income	(0)	-	1,343	-
Total Other Expenses	(354)	-	(265,475)	-

LOSS BEFORE INCOME TAXES	(216,974)	(25,139)	(878,489)	(63,361)
Provision for income taxes	-	-	-	-

NET LOSS	$(216,974)	$(25,139)	$(878,489)	$(63,361)

Basic and Diluted Income per Common Share	$(0.03)	$(0.00)	$(0.12)	$(0.01)

Basic and Diluted Weighted Average Common Shares Outstanding	8,126,583	5,521,039	7,636,521	5,520,000

The accompanying notes are an integral part of these condensed consolidated financial statements

HIP CUISINE, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(878,489)	$(63,361)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	60,468	13,859
Loss on debt settlement	266,250	-
Stock based compensation	251,360	9,500
Changes in operating assets and liabilities:
Refundable sales taxes	731	118
Prepaid expenses	903	(40,374)
Checks drawn in excess of bank balance	(407)	6,646
Accounts payable and accrued liabilities	55,253	3,882
Sales tax payable	971	-
Accrued interest	(34,500)	-
Net cash used in operating activities	(277,460)	(69,730)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(331,612)	(11,007)
Net cash used in investing activities	(331,612)	(11,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	750,000	3,637
Repayment of notes payable	(127,500)	-
Repayment of bank loan	(4,308)	-
Repayment of shareholder loans	(96,497)	76,187
Net cash provided by financing activities	521,695	79,824

Net decrease in cash and cash equivalents	(87,377)	(913)
Cash and cash equivalents - beginning of period	191,660	2,354
Cash and cash equivalents - end of period	$104,283	$1,441

Supplemental Cash Flow Disclosures
Cash paid for interest	$35,167	$-
Cash paid for income taxes	$-	$-

Non-cash Financing and Investing Activities
Shares issued for acquisition of Trademark	$18,940	$-
Shares issued for payment of Notes Payable	$132,500	$-
Construction in Progress transferred to Property, Plant and Equipment	$153,930	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

HIP CUISINE, INC.

Notes to the Condensed Consolidated Financial Statements

For the Six Months Ended June 30, 2017 and 2016

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Hip Cuisine, Inc. (Panama) and Rawkin Juice Inc.. All material intercompany balances and transactions have been eliminated.

Goodwill and Other Intangible Assets

We account for goodwill and intangible assets in accordance with ASC 350 "Intangibles-Goodwill and Other" ("ASC 350"). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

No impairment loss was recognized for the six months ended June 30, 2017.

The cost of intangible assets with determinable useful lives is amortized to reflect the pattern of economic benefits consumed, either on a straight-line or accelerated basis over the estimated periods benefited. Patents, technology and other intangibles with contractual terms are generally amortized over their respective legal or contractual lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of intangible assets with determinable lives may be adjusted.

Recently Issued Accounting Pronouncements

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

	June 30, 2017	December 31, 2016
Equipment	$184,073	$100,184
Furniture	62,660	10,113
Leasehold improvement	538,861	189,754
Less: accumulated depreciation	(105,728)	(45,365)
	$679,865	$254,686

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Equipment	5 Years
Furniture and Fixtures	5 Years
Leasehold Improvement	3 Years

During the six months ended June 30, 2017 and 2016, the depreciation cost was $60,363 and $13,859, respectively.

NOTE 4- INTANGIBLE ASSET – TRADEMARK

June 30, 2017
Trademark -acquired in February 2017	$6,195
Trademark – acquired in June 2017	12,640
$18,835

Trademark acquired in February 2017

	June 30, 2017	December 31, 2016
Trademark	$6,300	$-
Less: accumulated amortization	(105)	-
	$6,195	$-

In February 2017, the Company issued 10,000 restricted common shares valued at $0.63 for the acquisition of Trademark from an unaffiliated party. Amortization is computed over 15 years of estimated useful lives of the Trademark on the straight-line basis. For the six months ended June 30, 2017, amortization expense on trademark was $105. The Company will pay royalty of 20% of the net profits generated from the use of the Trademark in the future.

Trademark acquired in June 2017

	June 30, 2017	December 31, 2016
Trademark	$12,640	$-

In June 2017, the Company issued 8,000 restricted common shares valued at $1.58 for the acquisition of Trademark from an unaffiliated party. Amortization is computed over 15 years of estimated useful lives of the Trademark on the straight-line basis. No amortization has been taken for the six months ended June 30, 2017. The Company will pay royalty of 20% of the net profits generated from the use of the Trademark in the future. The trademark is expected to be put into use during second half of year 2017.

NOTE 5 – GOODWILL

	June 30, 2017	December 31, 2016
Goodwill	$37,894	$37,894

Goodwill is generated from the acquisition of net assets from Rawkin Bliss LLC by the Company’s wholly owned subsidiary Rawkin Juice Inc. No impairment loss on Goodwill was recognized for the six months ended June 30, 2017, nor the year ended December 31, 2016.

NOTE 6 – NOTES PAYABLE

The Company had the following notes payable outstanding as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Notes Payable	$40,000	$300,000
Less: current portion	(40,000)	(300,000)
Long-term Notes payable	$-	$-

The notes payable were assumed through the net assets acquisition as part of the consideration. During the six months ended June 30, 2017, $260,000 notes payable and $37,500 accrued interest were repaid with cash of $162,000 and share issuance of 306,250 restricted common shares valued at $398,750 with loss on debt settlement at $266,250.

NOTE 7 – BANK LOAN

The Company had the following bank loan outstanding as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Bank loan, at $80,000 principal, repayable in monthly instalments of $829 with an annual interest rate of 2%, maturing Nov 29, 2026.	$75,173	$79,481
Less: current portion	(8,327)	(8,465)
Long-term note payable	$66,846	$71,016

During the six months ended June 30, 2017, the interest expense on bank loan was $667.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2016, the Company’s sole officer advanced $76,187 by the way of loans to the Company to finance the general operation of the Company. During the six months ended June 30, 2017, net repayment to the officer was $96,497.

As of June 30, 2017 and December 31, 2016, the Company owed $95,756 and $192,253 to this officer, respectively. These loans are non-interest bearing and due on demand.

NOTE 9 – SHARE CAPITAL

Preferred Stock

The Company has 1,000,000 authorized preferred shares at $0.001 par value.

There were no shares of preferred stock issued and outstanding as of June 30, 2017.

Common Stock

In March 2017, the Company completed and closed its second registered public offering of 1,000,000 common shares issued at $0.75 for cash proceeds of $750,000.

On February 7, 2017, the Company issued 10,000 restricted common shares valued at $0.63 per share for the acquisition of a trademark from an unaffiliated party.

During the six months ended June 30, 2017, the Company issued 233,000 restricted common shares valued at $251,360 to consultants to assist in managing its locations, locating expansion of restaurants and promoting the new restaurant locations.

During the six months ended June 30, 2017, the Company issued 8,000 restricted common shares valued at $12,640 to a coffee company for exclusive distribution and royalty rights to expand new coffee product line in its restaurant locations.

During the six months June 30, 2017, the Company issued 306,250 restricted common shares valued at $398,750 to repay certain notes payable assumed from the net assets acquisition. A loss on debt settlement of $266,250 was incurred related to the repayment of the notes payable.

There were 8,142,583 shares of common stock issued and outstanding as of June 30, 2017.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company currently leases 152.18 square meters of space at Balboa Boutiques located in Panama City, Panama. The current lease term began on July 1, 2015 and expires on February 27, 2017, but is automatically renewable for an additional thirty-six months under the original lease terms. The Company intends to renew the lease when the term expires. The monthly lease payment is $4,900 per month. This location serves as the Company’s only facility for day to day operations. During the six months ended June 30, 2017 and 2016, the Company has made approximately $29,000 and $26,000 in rental payments.

The Company currently leases 282.35 square meters of their second restaurant location in Costa del Este Panama. The current lease term began in January 2017 and expires in December 2021, but is automatically goes to a month to month rental after 5 years until a new contract is entered into. The current monthly lease is approximately $12,000. During the six months ended June 30, 2017, the Company has made approximately $71,000 in rental payments.

The Company currently leases a location in Burbank, CA. The current lease term began on May 1, 2013 and expires on April 30, 2018. The current monthly lease is $5,600 until April 2017 and will be $5,800 from May 2017 to April 2018. During the six months ended June 30, 2017, the Company has made $34,000 in rental payments.

On February 21, 2017, the Company entered into a 3 year lease agreement which will start from June 1, 2017 for a restaurant location in Santa Monica, California. The total square meters is 492 and the rent for the location is $4,300 per month, with a 3% annual escalation. The lease can be extended for a further three years after the end of the current lease term. During the six months ended June 30, 2017, the Company has made $4,300 in rental payments.

The Company has no other commitments or contingencies as of June 30, 2017.

The following is a schedule by years of minimum future rentals on leases as of June 30, 2017:

Six Months Ending December 31:
2017	$160,632
Year Ending December 31:
2018	275,767
2019	254,143
2020	173,874
Later Years	141,264
Total minimum future rentals	$1,005,680

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were available to be issued. Based on our evaluation no other material events have occurred that require disclosure.

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

We have budgeted a total cost of $12,000 to complete the website which will allow us to accept online orders for our customers who want deliveries. Currently we use a delivery service to deliver orders, and they charge a delivery fee and pay for the order when they pick up. The Rawkin Juice location in Burbank utilizes several 3rdparty delivery companies that offer our menu for a fee such as Grub Hub, Uber Eats, Eat 24 and Door Dash. We plan to launch our own application for deliveries in May of 2017, through our online ordering site called www.rawkintogo.com.

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

Liquidity and Results of Operations

Results of Operations

For the six months ended June 30, 2017 Compared to the six months ended June 30, 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
Statement of Operations Data:	2017	2016	Changes

Revenue	$289,044	$70,960	$218,084
Cost of Goods Sold	128,718	21,458	(107,260)
Gross Profit	160,326	49,502	110,824
Operating Expenses	773,340	112,863	(660,477)
Loss From Operations	(613,014)	(63,361)	(549,653)
Other Expenses	(265,475)	-	(265,475)
Net Loss	$(878,489)	$(63,361)	$(815,128)

For the six months ended June 30, 2017, we earned revenue of $289,044 compared to $70,960 for the six months ended June 30, 2016. Cost of goods sold for the six months ended June 30, 2017 were $128,718 resulting in a gross profit of $160,326, compared to cost of goods sold of $21,458 and gross profit $49,502 from the six months ended June 30, 2016 due to growth and expansion of the business to new restaurants locations.

Operating expenses were $773,340 for the six months ended June 30, 2017, compared to $112,863 for the six months ended June 30, 2016, due to additional costs related to the completion and opening of our restaurant and costs associated with ongoing regulatory expenses.

	Six Months Ended
	June 30,
Operating Expenses:	2017	2016	Changes

Depreciation and amortization	$60,468	$13,859	$46,609
General and administrative	241,437	49,788	191,649
Professional fees	97,676	30,774	66,902
Salaries and wages	122,399	18,442	103,957
Stock based compensation	251,360	-	251,360
Total operating expenses	$773,340	$112,863	$660,477

Operating expenses for the six months ended June 30, 2017 were comprised of $60,468 for depreciation and amortization, $241,437 for general and administrative, $97,676 for professional fees, $122,399 for salaries and wages and $251,360 for stock based compensation. Operating expenses for the six months ended June 30, 2016 were comprised of $13,859 for depreciation, $49,788 for general and administrative, $30,774 for professional fees and $18,442 for salaries and wages.

Depreciation was $60,363 for the six months ended June 30, 2017, which increased by $46,504 from $13,859 for the six months ended June 30, 2016, due to the acquisition of property, plant and equipment to support expansion of the business.

General and Administrative expenses were $241,437 for the six months ended June 30, 2017, which increased by $191,649 from $49,788 for the six months ended June 30, 2016, attributed to increase in rental expenses and other general administrative expenses for additional restaurant locations.

Professional fees were $97,676 for the six months ended June 30, 2017, increased by $66,902 from $30,774 for the six months ended June 30, 2016, related to the increases in accounting, auditing, legal and market listing expenses and public offerings.

Salaries and wages were $122,399 for the six months ended June 30, 2017, increased by $103,957 from $18,442 for the six months ended June 30, 2016, as the Company hired more restaurant staffs to support operational expansion.

Stock based compensation $251,360 was incurred for the six months ended June 30, 2017, relates to the issuance of common shares for consulting services to support the expansion of the new restaurant locations.

For the three months ended June 30, 2017 Compared to the three months ended June 30, 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended
	June 30,
Statement of Operations Data:	2017	2016	Changes

Revenue	$161,307	$35,752	$125,555
Cost of Goods Sold	64,625	9,606	(55,019)
Gross Profit	96,682	26,146	70,536
Operating Expenses	313,302	51,285	(262,017)
Loss From Operations	(216,620)	(25,139)	(191,481)
Other Expenses	(354)	-	(354)
Net Loss	$(216,974)	$(25,139)	$(191,835)

For the three months ended June 30, 2017, we earned revenue of $161,307 compared to $35,752 for the three months ended June 30, 2016. Cost of goods sold for the three months ended June 30, 2017 were $64,625 resulting in a gross profit of $96,682, compared to cost of goods sold of $9,606 and gross profit $26,146 from the three months ended June 30, 2016 due to growth and expansion of the business to new restaurants locations.

Operating expenses were $313,302 for the three months ended June 30, 2017, compared to $51,285 for the three months ended June 30, 2016, due to additional costs related to the completion and opening of our restaurant and costs associated with ongoing regulatory expenses.

	Three Months Ended
	June 30,
Operating Expenses:	2017	2016	Changes

Depreciation and amortization	$38,788	$8,607	$30,181
General and administrative	126,710	20,744	105,966
Professional fees	57,196	11,231	45,965
Salaries and wages	81,248	10,703	70,545
Stock based compensation	9,360	-	9,360
Total operating expenses	$313,302	$51,285	$262,017

Operating expenses for the three months ended June 30, 2017 were comprised of $38,788 for depreciation and amortization, $126,710 for general and administrative, $57,196 for professional fees, $81,248 for salaries and wages and $9,360 for stock based compensation. Operating expenses for the three months ended June 30, 2016 were comprised of $8,607 for depreciation, $20,744 for general and administrative, $11,231 for professional fees and $10,703 for salaries and wages.

Depreciation was $38,683 for the three months ended June 30, 2017, which increased by $30,076 from $8,607 for the three months ended June 30, 2016, due to the acquisition of property, plant and equipment to support expansion of the business.

General and Administrative expenses were $126,710 for the three months ended June 30, 2017, which increased by $105,966 from $20,744 for the three months ended June 30, 2016, attributed to increase in rental expenses and other general administrative expenses for additional restaurant locations.

Professional fees were $57,196 for the three months ended June 30, 2017, increased by $45,965 from $11,231 for the three months ended June 30, 2016, related to the increases in accounting, auditing, legal and market listing expenses and public offerings.

Salaries and wages were $81,248 for the three months ended June 30, 2017, increased by $70,545 from $10,703 for the three months ended June 30, 2016, as the Company hired more restaurant staffs to support operational expansion.

Stock based compensation $9,360 was incurred for the three months ended June 30, 2017, relates to the issuance of common shares for consulting services to support the expansion of the new restaurant locations.

Liquidity and Capital Resources

The following tables present selected financial information on our capital as of June 30, 2017 and December 31, 2016 and our cash flows as of June 30, 2017 and June 30, 2016:

	June 30,	December 31,
Capital Data	2017	2016	Changes

Cash and Cash Equivalents	$104,283	$191,660	$(87,377)
Current Assets	$178,065	$267,076	$(89,011)
Current Liabilities	$240,452	$575,770	$(335,318)
Working Capital (Deficiency)	$(62,387)	$(308,694)	$246,307

	Six Months Ended
	June 30,
Cash Flow Data:	2017	2016	Changes

Cash Flows used in Operating Activities	$(277,460)	$(69,730)	$(207,730)
Cash Flows used in Investing Activities	(331,612)	(11,007)	(320,605)
Cash Flows provided by Financing Activities	521,695	79,824	441,871
Net decrease in Cash During Period	$(87,377)	$(913)	$(86,464)

As of June 30, 2017 and December 31, 2016 our cash was $104,283 and $191,660, respectively. The decrease in cash for the six months ended June 30, 2017 was mainly attributed from a $521,695 cash flows provided by financing activities achieved from $750,000 cash proceeds received from issuance of common stock from the Company second public offering.

As of June 30, 2017, we experienced an increase in our working capital of $246,307. The increase in working capital during the six months ended June 30, 2017 was primarily from decrease in current liabilities mainly through the repayment of $294,500 note payable and accrued interest through issuance of common shares.

Cash Flows

We fund our operations with cash generated from restaurant sales revenue, capital contributions, and issuances of common stock.

Operating Activities

For the six months ended June 30, 2017, net cash used in operating activities was $277,460, related to our net loss of $878,489 reduced by depreciation and amortization of $60,468, loss on debt settlement of $266,250, stock based compensation of $251,360, a decrease in refundable sales taxes of $731, a decrease in prepaid expenses of $903, a decrease in checks drawn in excess of bank balance of $407, an increase of $55,253 in accounts payable, an increase in sales tax payable of $971 and a decrease of $34,500 in accrued interest.

For the six months ended June 30, 2016, net cash used in operating activities was $69,730, related to our net loss of $63,361, depreciation of $13,859, stock based compensation of $9,500, a decrease in refundable sales taxes of $118, a decrease in prepaid expenses of $40,374, an increase in checks drawn in excess of bank balance of $6,646 and an increase of $3,882 in accounts payables.

The increase of net cash used in operating cash flow was primarily due to an increase in net loss for increase cash used for operating activities to support business expansion.

Investing Activities

For the six months ended June 30, 2017, net cash used in investing activities was $331,612 compared to net cash used of $11,007 during the six months ended June 30, 2016. The increase in net cash used was related primarily to $331,612 of costs for the acquisition of building and equipment for the Company’s restaurants.

Financing Activities

Net cash provided by financing activities was $521,695 for the six months ended June 30, 2017 mainly attributed to cash proceeds from issuance of common shares for $750,000 from the Company’s second public offering. The Company has also repaid notes payable at $127,500 and bank loans at $4,308. In additional, the Company has repaid $96,497 to its sole officer.

Net cash provided by financing activities for the six months ended June 30, 2016 was $79,824 through $76,187 of advances from related parties and $3,637 cash proceeds from issuance of common shares.

Material Commitments

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 3, 2017, the Company issued 8,000 restricted common shares valued at $9,360 for promotional services of its Rawkin Juice locations.

On June 15, 2017, the Company issued 8,000 restricted common shares valued at $12,640 to a coffee company for exclusive distribution and royalty rights to expand new coffee product line in its restaurant locations.

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

HIP CUISINE, INC. (Registrant)

Signature	Title	Date

/s/ Natalia Lopera	Chief Executive Officer	August 14, 2017
Natalia Lopera

/s/ Douglas W. Samuelson	Chief Financial Officer	August 14, 2017
Douglas W. Samuelson

