Form 10-Q
period 2017-09-30
HIP CUISINE INC.
filed 2017-11-09
CIK 1654588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 6, 2017, there were 8,392,583 outstanding shares of the issuer's common stock, par value $0.001 per share.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that can be expected for the year ended December 31, 2017.

HIP CUISINE, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(UNAUDITED)

 HIP CUISINE, INC.

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$138,111	$191,660
Refundable sales taxes	-	731
Prepaid and deposits	72,262	74,685
Total Current Assets	210,373	267,076
Property, plant and equipment, net	660,732	254,686
Construction in Progress	-	153,930
Intangible Assets - Trademark	18,519	-
Goodwill	37,894	37,894
TOTAL ASSETS	$927,518	$713,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Checks drawn in excess of bank balance	$-	$407
Bank Loan, current portion	9,156	8,465
Accounts payable and accrued liabilities	118,317	34,145
Sales tax payable	3,764	-
Accrued Interest	-	40,500
Notes payable	-	300,000
Due to shareholder	134,603	192,253
Total Current Liabilities	265,840	575,770
Bank Loan, less current portion	64,767	71,016
TOTAL LIABILITIES	330,607	646,786

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
8,392,583 and 6,585,333 shares issued and outstanding, respectively	8,392	6,585
Additional paid-in capital	2,147,980	480,737
Accumulated Deficit	(1,559,461)	(420,522)
TOTAL STOCKHOLDERS' EQUITY	596,911	66,800
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$927,518	$713,586

The accompanying notes are an integral part of these consolidated condensed financial statements

HIP CUISINE, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
REVENUES	$203,327	$27,387	$492,371	$98,347
COST OF GOODS SOLD	90,927	10,883	219,645	32,341
GROSS PROFIT	112,400	16,504	272,726	66,006

OPERATING EXPENSES
Depreciation and amortization	49,183	7,088	109,651	20,947
General and administrative	173,163	60,859	414,600	110,647
Professional fees	38,312	25,085	135,988	55,859
Salaries and wages	111,696	8,351	234,095	26,793
Stock based compensation	-	-	251,360	-
Total Operating Expenses	372,354	101,383	1,145,694	214,246

LOSS FROM OPERATIONS	(259,954)	(84,879)	(872,968)	(148,240)

OTHER INCOME (EXPENSES)
Interest Income	51	-	150	-
Interest Expense	(547)	-	(1,214)	-
Loss on debt settlement	-	-	(266,250)	-
Other Income	(0)	-	1,343	-
Total Other Expenses	(496)	-	(265,971)	-

LOSS BEFORE INCOME TAXES	(260,450)	(84,879)	(1,138,939)	(148,240)
Provision for income taxes	-	-	-	-

NET LOSS	$(260,450)	$(84,879)	$(1,138,939)	$(148,240)

Basic and Diluted Income per Common Share	$(0.03)	$(0.01)	$(0.15)	$(0.03)

Basic and Diluted Weighted Average Common Shares Outstanding	8,245,844	5,809,022	7,841,860	5,617,504

The accompanying notes are an integral part of these consolidated condensed financial statements

HIP CUISINE, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(1,138,939)	$(148,240)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	109,651	20,947
Loss on debt settlement	266,250	-
Stock based compensation	251,360	-
Shares issued for consulting services	-	9,500
Changes in operating assets and liabilities:
Refundable sales taxes	731	201
Prepaid expenses	2,423	(20,709)
Checks drawn in excess of bank balance	(407)	-
Accounts payable and accrued liabilities	84,172	(3,647)
Sales tax payable	3,764	-
Accrued interest	(40,500)	-
Net cash used in operating activities	(461,495)	(141,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(361,346)	(14,507)
Construction in progress	-	(82,776)
Net cash used in investing activities	(361,346)	(97,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,000,000	250,125
Repayment of notes payable	(167,500)	-
Repayment of bank loan	(5,558)	-
Repayment of shareholder loans	(57,650)	80,988
Net cash provided by financing activities	769,292	331,113

Net increase (decrease) in cash and cash equivalents	(53,549)	91,882
Cash and cash equivalents - beginning of period	191,660	2,354
Cash and cash equivalents - end of period	$138,111	$94,236

Supplemental Cash Flow Disclosures
Cash paid for interest	$35,167	$-
Cash paid for income taxes	$-	$-

Non-cash Financing and Investing Activities
Shares issued for acquisition of Trademark	$18,940	$-
Shares issued for payment of Notes Payable	$132,500	$-
Shares issued for asset purchase	$-	$15,000
Construction in Progress transferred to Property, Plant and Equipment	$153,930	$-

The accompanying notes are an integral part of these consolidated condensed financial statements

HIP CUISINE, INC.

Notes to the Consolidated Condensed Financial Statements

For the Nine Months Ended September 30, 2017 and 2016

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

No impairment loss was recognized for the nine months ended September 30, 2017.

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

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

	September 30, 2017	December 31, 2016
Equipment	$215,161	$100,184
Furniture	61,306	10,113
Leasehold improvement	538,861	189,754
Less: accumulated depreciation	(154,596)	(45,365)
	$660,732	$254,686

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Equipment	5 Years
Furniture and Fixtures	5 Years
Leasehold Improvement	3 Years

During the nine months ended September 30, 2017 and 2016, the depreciation cost was $109,651 and $20,947, respectively.

NOTE 4 - INTANGIBLE ASSET – TRADEMARK

September 30, 2017
Trademark -acquired in February 2017	$6,090
Trademark – acquired in June 2017	12,429
$18,519

Trademark acquired in February 2017

	September 30, 2017	December 31, 2016
Trademark	$6,300	$-
Less: accumulated amortization	(210)	-
	$6,090	$-

In February 2017, the Company issued 10,000 restricted common shares valued at $0.63 for the acquisition of Trademark from an unaffiliated party. (See Note 8) Amortization is computed over 15 years of estimated useful lives of the Trademark on the straight-line basis. For the nine months ended September 30, 2017, amortization expense on trademark was $210. The Company will pay royalty of 20% of the net profits generated from the use of the Trademark in the future.

Trademark acquired in June 2017

	September 30, 2017	December 31, 2016
Trademark	$12,640	$-
Less: accumulated amortization	(211)	-
	$12,429	$-

In June 2017, the Company issued 8,000 restricted common shares valued at $1.58 for the acquisition of Trademark from an unaffiliated party. (See Note 8) Amortization is computed over 15 years of estimated useful lives of the Trademark on the straight-line basis. For the nine months ended September 30, 2017, amortization expense on trademark was $211.The Company will pay royalty of 20% of the net profits generated from the use of the Trademark in the future.

NOTE 5 – GOODWILL

	September 30, 2017	December 31, 2016

Goodwill	$37,894	$37,894

Goodwill is generated from the acquisition of net assets from Rawkin Bliss LLC by the Company’s wholly owned subsidiary Rawkin Juice Inc. No impairment loss on Goodwill was recognized for the nine months ended September 30, 2017, nor the year ended December 31, 2016.

NOTE 6 – BANK LOAN

The Company had the following bank loan outstanding as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Bank loan, at $80,000 principal, repayable in monthly instalments of $829 with an annual interest rate of 2%, maturing Nov 29, 2026.	$73,923	$79,481
Less: current portion	(9,156)	(8,465)
Long-term portion	$64,767	$71,016

During the nine months ended September 30, 2017, the interest expense on bank loan was $1,076.

The following is a schedule by years of future bank loan payment as of September 30, 2017:

Year 1	$9,156
Year 2	8,327
Year 3	8,327
Year 4	8,327
Year 5	8,327
Later Years	31,459
Total	$73,923

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2016, the Company’s sole officer advanced $80,988 by the way of loans to the Company to finance the general operation of the Company. During the nine months ended September 30, 2017, net repayment to the officer was $57,650.

As of September 30, 2017 and December 31, 2016, the Company owed $134,603 and $192,253 to this officer, respectively. These loans are non-interest bearing and due on demand.

NOTE 8 – SHARE CAPITAL

Preferred Stock

The Company has 1,000,000 authorized preferred shares at $0.001 par value.

There were no shares of preferred stock issued and outstanding as of September 30, 2017.

Common Stock

On February 7, 2017, the Company issued 10,000 restricted common shares valued at $0.63 per share for the acquisition of a trademark from an unaffiliated party

In March 2017, the Company completed and closed its second registered public offering of 1,000,000 common shares issued at $0.75 for cash proceeds of $750,000.

In August 2017, the Company issued 250,000 restricted common shares at $1.00 for cash proceeds of $250,000.

During the nine months ended September 30, 2017, the Company issued 233,000 restricted common shares valued at $251,360 to consultants to assist in managing its locations, locating expansion of restaurants and promoting the new restaurant locations.

During the nine months ended September 30, 2017, the Company issued 8,000 restricted common shares valued at $12,640 to a coffee company for exclusive distribution and royalty rights to expand new coffee product line in its restaurant locations.

During the nine months September 30, 2017, the Company issued 306,250 restricted common shares valued at $398,750 to repay certain notes payable assumed from the net assets acquisition. A loss on debt settlement of $266,250 was incurred related to the repayment of the notes payable.

There were 8,392,583 shares of common stock issued and outstanding as of September 30, 2017.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company currently leases 152.18 square meters of space at Balboa Boutiques located in Panama City, Panama. The current lease term began on July 1, 2015 and expires on February 27, 2017, but is automatically renewable for an additional thirty-six months under the original lease terms. The Company intends to renew the lease when the term expires. The monthly lease payment is $4,900 per month. This location serves as the Company’s only facility for day to day operations. During the nine months ended September 30, 2017 and 2016, the Company has made approximately $49,000 and $39,000 in rental payments.

The Company currently leases 282.35 square meters of their second restaurant location in Costa del Este Panama. The current lease term began in January 2017 and expires in December 2021, but automatically reverts to a month to month rental after 5 years until a new contract is entered into. The current monthly lease is approximately $12,000. During the nine months ended September 30, 2017, the Company has made approximately $79,000 in rental payments.

The Company currently leases a location in Burbank, CA. The current lease term began on May 1, 2013 and expires on April 30, 2018. The current monthly lease is $5,600 until April 2017 and will be $5,800 from May 2017 to April 2018. During the nine months ended September 30, 2017, the Company has made $51,000 in rental payments.

On February 21, 2017, the Company entered into a 3 year lease agreement which will start from June 1, 2017 for a restaurant location in Santa Monica, California. The total square meters is 492 and the rent for the location is $4,300 per month, with a 3% annual escalation. The lease can be extended for a further three years after the end of the current lease term. During the nine months ended September 30, 2017, the Company has made $17,000 in rental payments.

The Company has no other commitments or contingencies as of September 30, 2017.

The following is a schedule by years of minimum future rentals on leases as of September 30, 2017:

Three Months Ending December 31:
2017	$80,316
Year Ending December 31:
2018	275,767
2019	254,143
2020	173,874
Later Years	141,264
Total minimum future rentals	$925,364

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company's financial position or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated condensed financial statements were available to be issued. Based on our evaluation no other material events have occurred that require disclosure.

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

In March 2017, we completed the construction and design project of our 2nd restaurant in Costa del Este Panama. We expect to open this location in May 2017. This location is 288 square meters, which is much larger than our first location in the Balboa Boutiques shopping center in Panama City. The Costa del Este location will be used for our production kitchen where we will prepare the meal packages and juices for the other spoke locations and deliveries.

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

We have budgeted a total cost of $12,000 to complete the website which will allow us to accept online orders for our customers who want deliveries. Currently we use a delivery service to deliver orders, and they charge a delivery fee and pay for the order when they pick up. The Rawkin Juice location in Burbank utilizes several 3rdparty delivery companies that offer our menu for a fee such as Grub Hub, Uber Eats, Eat 24 and Door Dash. We have completed and launched our own application for deliveries through our online ordering site called www.rawkintogo.com. We have further opened a second location in Plaza 770 in Costa del Este, Panama. We also opened a second spoke location for Rawkin Juice located in Santa Monica, CA.

Our goals over the next twelve (12) months are to:

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

	Months 1-3	Months 4 - 6	Months 7-9	Months 10-12	Total 12 months
Rent	$26,625	$36,625	$41,625	$71,625	$176,500
Payroll	$37,000	$54,000	$66,000	$96,000	$253,000
Loans	$10,000	$10,000	$15000	$25,000	$60,000
Supplies	$57,750	$84,000	$98,000	$131,600	$371,350
Utilities	$16,500	$20,500	$22,000	$28,000	$87,000
Accounting	$4,500	$4,500	$4,500	$4,500	$18,000
Legal	$6,000	$6,000	$6,000	$6,000	$24,000
Auditing	$5,000	$5,000	$20,000	$5,000	$35,000
CFO	$4,500	$4,500	$4,500	$4,500	$18,000
Advertising	$3,500	$4,500	$4,500	$4,500	$17,000
Investor Relations	$15,000	$15,000	$15,000	$15,000	$60,000
Total Expenditures	$186,375	$244,625	$297,125	$391,725	$1,119,850

Milestones

Months 1 through 9

During the first nine (9) months we plan to:

o	Enter contract with two (2) Spoke locations for processing facilities.

Months 9 through 12

During the following three (3) months, we expect to achieve the following:

o	Enter into 3rd round of financing to open six (6) more spokes which will include one restaurant with the production kitchen.

o	Build an established board of directors with experience in the sector.

o	Set up an audit committee and employee ESOP plan.

Liquidity and Results of Operations

Results of Operations

For the nine months ended September 30, 2017 Compared to the nine months ended September 30, 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
Statement of Operations Data:	2017	2016	Changes

Revenue	$492,371	$98,347	$394,024
Cost of Goods Sold	219,645	32,341	(187,304)
Gross Profit	272,726	66,006	206,720
Operating Expenses	1,145,694	214,246	(931,448)
Loss From Operations	(872,968)	(148,240)	(724,728)
Other Expenses	(265,971)	-	(265,971)
Net Loss	$(1,138,939)	$(148,240)	$(990,699)

For the nine months ended September 30, 2017, we earned revenue of $492,371 compared to $98,347 for the nine months ended September 30, 2016. Cost of goods sold for the nine months ended September 30, 2017 were $219,645 resulting in a gross profit of $272,726, compared to cost of goods sold of $32,341 and gross profit $66,006 from the nine months ended September 30, 2016 due to growth and expansion of the business to new restaurants locations.

Operating expenses were $1,145,694 for the nine months ended September 30, 2017, compared to $214,246 for the nine months ended September 30, 2016, due to additional costs related to the completion and opening of our restaurant and costs associated with ongoing regulatory expenses.

	Nine Months Ended
	September 30,
Operating Expenses:	2017	2016	Changes

Depreciation and amortization	$109,651	$20,947	$88,704
General and administrative	414,600	110,647	303,953
Professional fees	135,988	55,859	80,129
Salaries and wages	234,095	26,793	207,302
Stock based compensation	251,360	-	251,360
Total operating expenses	$1,145,694	$214,246	$931,448

Operating expenses for the nine months ended September 30, 2017 were comprised of $109,651 for depreciation and amortization, $414,600 for general and administrative, $135,988 for professional fees, $234,095 for salaries and wages and $251,360 for stock based compensation. Operating expenses for the nine months ended September 30, 2016 were comprised of $20,947 for depreciation, $110,647 for general and administrative, $55,859 for professional fees and $26,793 for salaries and wages.

Depreciation was $109,651 for the nine months ended September 30, 2017, which increased by $88,704 from $20,947 for the nine months ended September 30, 2016, due to the acquisition of property, plant and equipment to support expansion of the business.

General and Administrative expenses were $414,600 for the nine months ended September 30, 2017, which increased by $303,953 from $110,647 for the nine months ended September 30, 2016, attributed to increase in rental expenses and other general administrative expenses for additional restaurant locations.

Professional fees were $135,988 for the nine months ended September 30, 2017, increased by $80,129 from $55,859 for the nine months ended September 30, 2016, related to the increases in accounting, auditing, legal and market listing expenses and public offerings.

Salaries and wages were $234,095 for the nine months ended September 30, 2017, increased by $207,302 from $26,793 for the nine months ended September 30, 2016, as the Company hired more restaurant staffs to support operational expansion.

Stock based compensation $251,360 was incurred for the nine months ended September 30, 2017, relates to the issuance of common shares for consulting services to support the expansion of the new restaurant locations.

For the three months ended September 30, 2017 Compared to the three months ended September 30, 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended
	September 30,
Statement of Operations Data:	2017	2016	Changes

Revenue	$203,327	$27,387	$175,940
Cost of Goods Sold	90,927	10,883	(80,044)
Gross Profit	112,400	16,504	95,896
Operating Expenses	372,354	101,383	(270,971)
Loss From Operations	(259,954)	(84,879)	(175,075)
Other Expenses	(496)	-	(496)
Net Loss	$(260,450)	$(84,879)	$(175,571)

For the three months ended September 30, 2017, we earned revenue of $203,327 compared to $27,387 for the three months ended September 30, 2016. Cost of goods sold for the three months ended September 30, 2017 were $90,927 resulting in a gross profit of $112,400, compared to cost of goods sold of $10,883 and gross profit $16,504 from the three months ended September 30, 2016 due to growth and expansion of the business to new restaurants locations.

Operating expenses were $372,354 for the three months ended September 30, 2017, compared to $101,383 for the three months ended September 30, 2016, due to additional costs related to the completion and opening of our restaurant and costs associated with ongoing regulatory expenses.

	Three Months Ended
	September 30,
Operating Expenses:	2017	2016	Changes

Depreciation and amortization	$49,183	$7,088	$42,095
General and administrative	173,163	60,859	112,304
Professional fees	38,312	25,085	13,227
Salaries and wages	111,696	8,351	103,345
Total operating expenses	$372,354	$101,383	$270,971

Operating expenses for the three months ended September 30, 2017 were comprised of $49,183 for depreciation and amortization, $173,163 for general and administrative, $38,312 for professional fees and $111,696 for salaries and wages. Operating expenses for the three months ended September 30, 2016 were comprised of $7,088 for depreciation, $60,859 for general and administrative, $25,085 for professional fees and $8,351 for salaries and wages.

Depreciation was $49,183 for the three months ended September 30, 2017, which increased by $42,095 from $7,088 for the three months ended September 30, 2016, due to the acquisition of property, plant and equipment to support expansion of the business.

General and Administrative expenses were $173,163 for the three months ended September 30, 2017, which increased by $112,304 from $60,859 for the three months ended September 30, 2016, attributed to increase in rental expenses and other general administrative expenses for additional restaurant locations.

Professional fees were $38,312 for the three months ended September 30, 2017, increased by $13,227 from $25,085 for the three months ended September 30, 2016, related to the increases in accounting, auditing, legal and market listing expenses and public offerings.

Salaries and wages were $111,696 for the three months ended September 30, 2017, increased by $103,345 from $8,351 for the three months ended September 30, 2016, as the Company hired more restaurant staffs to support operational expansion.

Liquidity and Capital Resources

The following tables present selected financial information on our capital as of September 30, 2017 and December 31, 2016 and our cash flows as of September 30, 2017 and September 30, 2016:

	September 30,	December 31,
Capital Data	2017	2016	Changes

Cash and Cash Equivalents	$138,111	$191,660	$(53,549)
Current Assets	$210,373	$267,076	$(56,703)
Current Liabilities	$265,840	$575,770	$(309,930)
Working Capital (Deficiency)	$(55,467)	$(308,694)	$253,227

	Nine Months Ended
	September 30,
Cash Flow Data:	2017	2016	Changes

Cash Flows used in Operating Activities	$(461,495)	$(141,948)	$(319,547)
Cash Flows used in Investing Activities	(361,346)	(97,283)	(264,063)
Cash Flows provided by Financing Activities	769,292	331,113	438,179
Net increase (decrease) in Cash During Period	$(53,549)	$91,882	$(145,431)

As of September 30, 2017 and December 31, 2016 our cash was $138,111 and $191,660, respectively. The decrease in cash for the nine months ended September 30, 2017 was mainly attributed to increase in operating activities, acquisition of property, plant and equipment and the repayment of notes payable.

As of September 30, 2017, we experienced an increase in our working capital of $253,227. The increase in working capital during the nine months ended September 30, 2017 was primarily from decrease in current liabilities mainly through the repayment of $340,500 note payable and accrued interest through issuance of common shares.

Cash Flows

We fund our operations with cash generated from restaurant sales revenue, capital contributions, and issuances of common stock.

Operating Activities

For the nine months ended September 30, 2017, net cash used in operating activities was $461,495, related to our net loss of $1,138,939 reduced by depreciation and amortization of $109,651, loss on debt settlement of $266,250, stock based compensation of $251,360, a decrease in refundable sales taxes of $731, a decrease in prepaid expenses of $2,423, a decrease in checks drawn in excess of bank balance of $407, an increase of $84,172 in accounts payable, an increase in sales tax payable of $3,764 and a decrease of $40,500 in accrued interest.

For the nine months ended September 30, 2016, net cash used in operating activities was $141,948, related to our net loss of $148,240, depreciation of $20,947, stock based compensation of $9,500, a decrease in refundable sales taxes of $201, an increase in prepaid expenses of $20,709 and a decrease of $3,647 in accounts payables.

The increase of net cash used in operating cash flow was primarily due to an increase in net loss for increase cash used for operating activities to support business expansion.

Investing Activities

For the nine months ended September 30, 2017, net cash used in investing activities was $361,346 compared to net cash used of $97,283 during the nine months ended September 30, 2016. The increase in net cash used was related primarily to $361,346 of costs for the acquisition of building and equipment for the Company’s restaurants.

Financing Activities

Net cash provided by financing activities was $769,292 for the nine months ended September 30, 2017 mainly attributed to cash proceeds from issuance of common shares for $1,000,000. The Company has also repaid notes payable at $167,500, bank loans at $5,558 and related party loans at $57,650.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $331,113 through $250,125 cash proceeds from issuance of common shares and $80,988 of advances from related parties.

Material Commitments

The following is a schedule by years of minimum future rentals on leases as of September 30, 2017:

Three Months Ending December 31:
2017	$80,316
Year Ending December 31:
2018	275,767
2019	254,143
2020	173,874
Later Years	141,264
Total minimum future rentals	$925,364

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 25, 2017, the Company issued 250,000 restricted common shares at a per share price of $1.00, for aggregate cash proceeds of $250,000 to the Company, to 1 accredited investor in a private placement transaction exempt from registration under Rule 506(b) of Regulation D promulgated under the Securities Act of 1933.

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

HIP CUISINE, INC. (Registrant)

Signature	Title	Date

/s/ Natalia Lopera	Chief Executive Officer	November 8, 2017
Natalia Lopera

/s/ Douglas W. Samuelson	Chief Financial Officer	November 8, 2017
Douglas W. Samuelson

