Form 10-K
period 2017-12-31
HIP CUISINE INC.
filed 2018-03-30
CIK 1654588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Approximately $3,969,160.

As of March 30, 2018, the registrant had 8,729,583 shares of its common stock outstanding.

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

PART I

Item 1. Business.

Hip Cuisine, Inc. is a global nutritional foods company that brings fresh, organic foods to the health-conscious consumer. The Company owns and operates a portfolio of different branded food companies and is looking for synergistic opportunities to consolidate infrastructure and cross-market to its different customers.

The Company owns and operates the following companies:

•	Hip Cuisine (“HIPP”) – a “Vegan Friendly” restaurant concept that delivers fast nutritious healthy food combined with Cold Press juices and Smoothies. Hip Cuisine has 2 store locations in Panama City, Panama.
•	RAWkin’ Juice (“RJ”) – a Fast-casual organic-vegan restaurant that serves juices and smoothies, salads, and desserts. RAWkin’ Juice currently has 3 store locations in Southern California, with another store location recently announced in Fishers, Indiana.
•	Living Gourmet (“LG”) – a line of fresh, organic raw-vegan foods, which include vegan burgers, sandwiches, burritos and soups. Living Gourmet is distributed through retailers in the Southern California region.

The Company also looks to enter into strategic relationships or joint-ventures with other natural foods, or wellness companies, and is currently working with the following companies through distribution/cross-selling agreements:

•	Medidate Coffee – a maker of a middle-eastern coffee beverage made with ground date seeds.
•	Charlotte’s Web – a maker of high-Cannabidiol (CBD), low-tetrahydrocannabinol (THC) Cannabis extract marketed as a dietary supplement.

Hip Cuisine, Inc. was incorporated in the state of Florida on March 24, 2014. Our offices are currently located at 2250 NW 114th Ave. Unit 1P, PTY 11020, Miami, FL 33172-3652.

2017 Corporate Events:

Completion of Rawkin Juice Acquisition and Expansion

•	On December 14, 2016, we entered into an Asset Purchase Agreement (the “Agreement”) with Rawkin Bliss, LLC, a California limited liability company (“RB”), whereby we agreed to acquire the assets of RB more particularly described in the Agreement (the “Assets”) in exchange for the our assuming liabilities of RB in the amount of $300,000 described in Section 1.4 of the Disclosure Schedule of the Agreement (“Assumed Liabilities”).

•	On April 18th, 2017, Hip Cuisine completed the acquisition of Rawkin Bliss, LLC. In June 2017, the Company opened its second location of Rawkin Juice in Santa Monica.

•	In November 2017, the Company announced that they will be opening up a third location in Down-Town Los Angeles in cooperation with Medidate Coffee, wherein Rawkin’ Juice will co-brand the location and sell its products. The store is anticipated to open in April 2018. In January of 2018 Hip Cuisine signed a 10-year lease at “The Yard” in Fishers Indiana to begin construction in 4th quarter 2018.

Purchase of Living Gourmet

•	On February 14, 2017 we purchased the trademark “Living Gourmet” to offer a complete line of Raw Vegan foods produced in our production kitchens. This line of Raw Vegan foods will be sold in all locations of Hip Cuisine and Rawkin Juice as well as other vendors on a wholesale basis.

Corporate Partnership with Medidate Coffee

•

On June 15th, 2017, Hip Cuisine signed an exclusive distribution agreement with Medidate Coffee. Medidate Coffee is made entirely from antioxidant and protein-rich ground date seeds, pure, organic Medidate Coffee offers a cross between coffee and tea, brilliantly created to offer a calming, cleansing, high fiber 'coffee,' great for optimal bone and heart health.

•	Under the terms of the agreement Hip Cuisine will have the exclusive rights to distribute the brand throughout Latin America and will offer Medidate Coffee in all of the Rawkin Juice locations throughout the United States.

•	On November 10th, 2017, Hip Cuisine entered into an agreement with Medidate Coffee to open the 1st Medidate Coffee location, “powered by Hip location” in Down Town Los Angeles. This “co-branded” location will serve as RAWkin’ Juice’s 3rd location and will also serve RJ’s products.

Corporate Partnership with Charlotte’s Web

•	On February 21st, 2018, Hip Cuisine signed a distribution agreement with Charlotte’s Web by the Stanley Brothers, wherein its products will be available for sale in RJ’s store locations in the State of California.

•	Charlotte’s Web is a high-Cannabidiol (CBD), low-tetrahydrocannabinol (THC) Cannabis extract marketed as a dietary supplement. It is produced by the Stanley brothers in Colorado. It does not induce the psychoactive "high" typically associated with recreational marijuana strains that are high in THC.

Corporate Partnership with VeganNation

•	On March 12th, 2018, Hip Cuisine entered into an agreement with Israel-based VeganNation to accept its soon to be launched cryptocurrency, VeganCoin in all of its store locations. In the future, anyone who has the VeganCoin will be able to come into any of its Hip Cuisine and RAWkin’ Juice locations and use the cryptocurrency in lieu of traditional cash to purchase items on the menu.

We have accomplished the following:

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

Employees

In addition to our officers and sole director, we currently have twenty one (21) employees working at our restaurants in Panama City, Panama and Rawkin Juice in Burbank California.

Patents, Trademarks and Licenses

We applied for and received our trademarks in Panama and the United States for “Hip Cuisine” along with the Heart design, as well as for our slogans “PUMP YOUR LIFE”, “HEALTHY VEGAN & RAW”. We are not party to any license, franchise, concession, or royalty agreements or any labor contracts.

We purchased the trademark Living Gourmet and will now offer a line of Raw Vegan Foods to all of our locations.

Research and Development Activities and Costs

We have not incurred any expenses and have spent no time on specialized research and development activities, and have no plans to undertake any research or development in the future.

Employees

As of March 31, 2018, in addition to our officers and sole director, we have 8 full-time employees and 13 part-time employees.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

Not applicable because we are a smaller reporting company.

Item 2. Properties.

We currently lease 152.18 sq. meters of space at Balboa Boutiques www.balboaboutiques.com located in Panama City, Panama. Our current lease term expired on February 27, 2020. The monthly lease payment is $4,900. We currently lease 282.35 square meters of space at Plaza 770 located in Costa del Este Panama serving as our production kitchen and the lease term expires December 1, 2021. Hip Cuisine intends to renew the lease when the term expires. The monthly lease payment is $12,000 which includes the 100 sq. foot mezzanine level. With the completion of the asset purchase of Rawkin Bliss LLC dba Rawkin Juice in Burbank, we have taken over the existing lease of 1800 square feet which includes a production kitchen. The monthly lease payment is $5,800. On March 1, 2017, we entered into a second location of Rawkin Juice located in Santa Monica California with the lease of 492 square feet and a monthly lease payment of $4,300 to start on June 1, 2017. On January 4th 2018 we entered into a 10 year lease at the Yard in Fishers Indiana. The lease payment is $3,966 per month for approximately 1400 square feet and will not start until the construction has been completed which is projected to be finished in 2nd quarter of 2019.

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

	High	Low
Quarter ended March 31, 2017	$3.00	$0.53
Quarter ended June 30, 2017	$1.59	$0.60
Quarter ended September 30, 2017	$1.60	$0.95
Quarter ended December 31, 2017	$1.06	$0.74

Approximate Number of Equity Security Holders

As of March 30, 2018, there were approximately 119 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

On August 10, 2017, holders of the majority of the issued and outstanding shares of our common stock voted by written consent to adopt the Company’s 2017 Employee/Consultant Common Stock Compensation Plan (the “Stock Plan”). On October 23, 2017, the Company filed a Form S-8 with respect to the Stock Plan. The aggregate number of Shares which may be issued under the Stock Plan (upon exercise of options or other rights to acquire shares of common stock) shall not exceed 750,000 Shares. To date, 150,000 shares have been issued under the Stock Plan.

Recent sales of unregistered securities

On June 29, 2016, the Company issued 25,333 restricted common shares at $0.375 as partial deposit payment for a construction and design contract valued at $250,000 on the second restaurant location in Costa del Este, Panama which opened in May 2017.

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

On June 15, 2017, the Company issued 8,000 restricted common shares valued at $12,640 to a coffee company for exclusive distribution and royalty rights to expand a new coffee product line in its restaurant locations.

On August 25, 2017, the Company issued 250,000 restricted common shares at a per share price of $1.00, for aggregate cash proceeds of $250,000 to the Company, to 1 accredited investor in a private placement transaction exempt from registration under Rule 506(b) of Regulation D promulgated under the Securities Act of 1933.

In October 31, 2017, the Company issued 115,000 restricted common shares at $1.00 to employees of the Company as employee compensation and bonus.

During the year ended December 31, 2017, the Company issued 233,000 restricted common shares valued at $251,360 to consultants to assist in managing its locations, locating expansion of restaurants and promoting the new restaurant locations.

Item 6. Selected Financial Data.

Not applicable because we are a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of the Company for the years December 31, 2017 and 2016 shall be read in conjunction with its financial statements and notes. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results of the timing of events could differ materially from those projected in these forward-looking statements as a result of a number of factors, including those set forth under Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K for the year ended December 31, 2017 and 2016.

Liquidity and Results of Operations

For the year ended December 31, 2017 Compared to the year ended December 31, 2016

 Results of Operations

The following table summarizes our results of operations for the year ended December 31, 2017 and 2016:

	Year Ended
	December 31,
Statement of Operations Data:	2017	2016	Changes

Revenue	$650,385	$147,069	$503,316
Cost of Goods Sold	301,159	53,384	(247,775)
Gross Profit	349,226	93,685	255,541
Operating Expenses	1,596,723	333,701	(1,263,022)
Loss From Operations	(1,247,497)	(240,016)	(1,007,481)
Other Expenses	(252,578)	(40,786)	(211,792)
Net Loss	$(1,500,075)	$(280,802)	$(1,219,273)

For the year ended December 31, 2017, we earned revenue of $605,385 compared to $147,069 for the year ended December 31, 2016. Cost of goods sold for the year ended December 31, 2017 were $301,159 resulting in a gross profit of $349,226, compared to cost of goods sold of $53,384 and gross profit $93,685 from the year ended December 31, 2016 due to growth and expansion of the restaurant business.

Operating expenses were $1,596,723 for the year ended December 31, 2017, compared to $333,701 for the year ended December 31, 2016, due to additional costs related to the completion and opening of our restaurant and costs associated with our current offering.

	Year Ended
	December 31,
Operating Expenses:	2017	2016	Changes

Depreciation and amortization	$159,603	$32,356	$127,247
General and administrative	554,304	167,661	386,643
Professional fees	175,053	88,759	86,294
Salaries and wages	341,403	44,925	296,478
Stock based compensation	366,360	-	366,360
Total operating expenses	$1,596,723	$333,701	$1,263,022

Operating expenses for the year ended December 31, 2017 were comprised of $159,603 for depreciation and amortization, $554,304 for general and administrative, $175,053 for professional fees, $341,403 for salaries and wages and $366,360 for stock based compensation. Operating expenses for the year ended December 31, 2016 were comprised of $32,356 for depreciation and amortization, $167,661 for general and administrative, $88,759 for professional fees and $44,925 for salaries and wages.

Depreciation and Amortization were $159,603 for the year ended December 31, 2017, which increased by $127,247 from $32,356 for the year ended December 31, 2016, due to the acquisition of property, plant and equipment to support expansion of the business.

General and Administrative expenses were $554,304 for the year ended December 31, 2017, which increased by $386,643 from $167,661 for the year ended December 31, 2016, attributed to increases in rental expenses and other general administrative expenses for additional restaurant locations.

Professional fees were $175,053 for the year ended December 31, 2017, increased by $86,294 from $88,759 for the year ended December 31, 2016, related to the increases in accounting, auditing, legal and market listing expenses and public offerings.

Salaries and wages were $341,403 for the year ended December 31, 2017, increased by $296,478 from $44,925 for the year ended December 31, 2016, as the Company hired more restaurant staff to support operational expansion.

Stock based compensation was $366,360 for the year ended December 31, 2017, as compared to $0 for the year ended December 31, 2016, for 233,000 shares of common stock issued to consultants for their services and 115,000 shares of common stock awarded to officers and employees as employee compensation.

Liquidity and Capital Resources

The following tables present selected financial information on our capital and cash flows as of and for the years ended December 31, 2017 and 2016.

	December 31,	December 31,
Capital Data	2017	2016	Changes

Cash and Cash Equivalents	$87,102	$191,660	$(104,558)
Current Assets	$159,175	$267,076	$(107,901)
Current Liabilities	$435,942	$575,770	$(139,828)
Working Capital (Deficiency)	$(276,767)	$(308,694)	$31,927

	Year Ended
	December 31,
Cash Flow Data:	2017	2016	Changes

Cash Flows used in Operating Activities	$(662,924)	$(244,818)	$(418,106)
Cash Flows used in Investing Activities	(384,384)	(69,326)	(315,058)
Cash Flows provided by Financing Activities	942,750	503,450	439,300
Net increase (decrease) in Cash During Period	$(104,558)	$189,306	$(293,864)

As of December 31, 2017 and 2016 our cash was $87,102 and $191,660, respectively. The decrease in cash for the year ended December 31, 2017 was mainly due to a $418,106 increase in cash flows used in operating activities and a $315,058 increase in cash flows used in investing activities in 2017 over 2016 from increasing operating and capital expenditures in support of the expansion of restaurant operations.

As of December 31, 2017, we experienced a decrease in our working capital deficiency of $31,927. Despite a $107,901 decrease in current assets mainly due to the decrease in cash of $104,558 due to increasing operating and capital expenditure, current liabilities were reduced by $139,828 mainly attributed from the repayment of the promissory notes and accrued interest during the year ended December 31, 2017.

Cash Flows

We fund our operations with cash generated from restaurant sales revenue, capital contributions, and issuances of common stock.

For the year ended December 31, 2017 Compared to the year ended December 31, 2016

Operating Activities

For the year ended December 31, 2017, net cash used in operating activities was $662,924, related to our net loss of $1,500,075 reduced by depreciation and amortization of $159,603, loss on debt settlement of $226,250, stock based compensation of $366,360, a decrease in refundable sales taxes of $731, a decrease in prepaid expenses of $2,612, a decrease in checks drawn in excess of bank balance of $407, an increase of $74,863 in accounts payables, an increase of sales tax payable of $5,639 and a decrease of $38,500 in accrued interest.

For the year ended December 31, 2016, net cash used in operating activities was $244,818. This negative cash flow related to our net loss of $280,802, adjusted for a depreciation of $32,356, shares issued for consulting services of $9,500, a decrease in refundable value added sales taxes of $2,030, a decrease in prepaid expenses of $57,900, an increase in checks drawn in excess of bank balance of $407, an increase in accounts payable and accrued liabilities of $9,091 and an increase in accrued interest of $40,500.

The increase of net cash used in operating cash flow was primarily due to an increase in net loss of $1,219,273.

Investing Activities

For the year ended December 31, 2017, net cash used in investing activities was $384,384 compared to net cash used of $69,326 during the year ended December 31, 2016. The cash used for the acquisition of building and equipment for the restaurants was $384,384 and $18,689, respectively. Additional cash used in the year ended December 31, 2016 related to construction in progress on the restaurant location in Costa del Este for $153,930. During the year ended December 31, 2016, our Company’s subsidiary, Rawkin Juice Inc., acquired the net assets from Rawkin Bliss LLC before its wind down in which our Company has received cash and cash equivalents of $103,293, which is essentially the value of the net assets acquisition.

Financing Activities

Net cash provided by financing activities was $942,750 for the year ended December 31, 2017 mainly attributed to cash proceeds from issuance of common shares for $1,000,000. The Company also has received $65,886 advances from its shareholder and $52,000 advances from a related party. The Company has made $167,500 notes payable repayment and $7,636 bank loan repayment.

Net cash provided by financing activities was $503,450 for the year ended December 31, 2016 mainly attributed to cash proceeds from issuance of common shares for $375,000. The Company has also secured a bank loan at principal of $80,000 and has made a $519 bank loan repayment. In additional, the Company has received $48,969 advances from its shareholder.

Material Commitments

The following is a schedule by years of minimum future rent on leases for the Company’s 4 restaurant locations as of December 31, 2017:

Year Ending December 31:

2018	275,767
2019	254,143
2020	173,874
Thereafter	141,264
Total minimum future rentals	$845,048

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements expressing concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that are believed to be reasonable under the circumstance. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur. Our critical accounting policies are listed in the notes to our audited consolidated financial statements included in this Form 10-K.

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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed and the Company does not believe that there are any other new accounting pronouncements that have been issued but not yet adopted that might have a material impact on its financial position or results of operations.

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

DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hip Cuisine, Inc.

Miami, FL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Hip Cuisine, Inc., (the Company) as of December 31 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since December 2017.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 30, 2018

1438 North Highway 89, Ste. 120 , Farmington, UT 84025|(801) 447-9572|www.pinncpas.com

Pritchett, Siler & Hardy, P.C.

1438 North Highway 89, Ste. 130

Farmington, UT 84025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hip Cuisine, Inc.

We have audited the accompanying consolidated balance sheets of Hip Cuisine, Inc., (“the Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hip Cuisine, Inc., as of December 31, 2016, and the results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

s/Pritchett, Siler & Hardy

Farmington, UT

April 14, 2017

HIP CUISINE, INC.

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$87,102	$191,660
Refundable sales taxes	-	731
Prepaid and deposits	72,073	74,685
Total Current Assets	159,175	267,076
Property, plant and equipment, net	634,133	254,686
Construction in Progress	-	153,930
Intangible Assets - Trademark	18,204	-
Goodwill	37,894	37,894
TOTAL ASSETS	$849,406	$713,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Checks drawn in excess of bank balance	$-	$407
Bank Loan, current portion	9,156	8,465
Accounts payable and accrued liabilities	109,008	34,145
Sales tax payable	5,639	-
Accrued Interest	2,000	40,500
Notes payable	-	300,000
Due to related party	52,000	-
Due to shareholder	258,139	192,253
Total Current Liabilities	435,942	575,770
Bank Loan, less current portion	62,689	71,016
TOTAL LIABILITIES	498,631	646,786

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
8,507,583 and 6,585,333 shares issued and outstanding, respectively	8,507	6,585
Additional paid-in capital	2,262,865	480,737
Accumulated Deficit	(1,920,597)	(420,522)
TOTAL STOCKHOLDERS' EQUITY	350,775	66,800
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$849,406	$713,586

The accompanying notes are an integral part of these audited consolidated financial statements

HIP CUISINE, INC.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2017	2016
REVENUES	$650,385	$147,069
COST OF GOODS SOLD	301,159	53,384
GROSS PROFIT	349,226	93,685

OPERATING EXPENSES
Depreciation and amortization	159,603	32,356
General and administrative	554,304	167,661
Professional fees	175,053	88,759
Salaries and wages	341,403	44,925
Stock based compensation	366,360	-
Total Operating Expenses	1,596,723	333,701

LOSS FROM OPERATIONS	(1,247,497)	(240,016)

OTHER INCOME (EXPENSES)
Interest Income	633	24
Interest Expense	(3,894)	(40,810)
Loss on debt settlement	(266,250)	-
Other Income	16,933	-
Total Other Income (Expenses)	(252,578)	(40,786)

LOSS BEFORE INCOME TAXES	(1,500,075)	(280,802)
Provision for income taxes	-	-

NET LOSS	$(1,500,075)	$(280,802)

Basic and Diluted Loss per Common Share	$(0.19)	$(0.05)

Basic and Diluted Weighted Average Common Shares Outstanding	8,004,618	5,850,821

The accompanying notes are an integral part of these audited consolidated financial statements

HIP CUISINE, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders' Equity

Balance - December 31, 2015	5,520,000	$5,520	$82,302	$(139,720)	$(51,898)
Common shares issued for cash	1,000,000	1,000	374,000	-	375,000
Common shares issued for consulting service	25,333	25	9,475	-	9,500
Common shares issued for asset purchase	40,000	40	14,960		15,000
Net loss	-	-	-	(280,802)	(280,802)
Balance - December 31, 2016	6,585,333	$6,585	$480,737	$(420,522)	$66,800
Common shares issued for cash	1,250,000	1,250	998,750	-	1,000,000
Common shares issued for trademark	18,000	18	18,922	-	18,940
Common shares issued for services	233,000	233	251,127	-	251,360
Common shares issued for loan repayment	306,250	306	398,444	-	398,750
Common shares issued for employee compensation	115,000	115	114,885	-	115,000
Net loss	-	-	-	(1,500,075)	(1,500,075)
Balance - December 31, 2017	8,507,583	$8,507	$2,262,865	$(1,920,597)	$350,775

The accompanying notes are an integral part of these audited consolidated financial statements

HIP CUISINE, INC.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(1,500,075)	$(280,802)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	159,603	32,356
Loss on debt settlement	266,250	-
Stock based compensation	115,000	-
Shares issued for consulting services	251,360	9,500
Changes in operating assets and liabilities:
Refundable sales taxes	731	2,030
Prepaid expenses	2,612	(57,900)
Checks drawn in excess of bank balance	(407)	407
Accounts payable and accrued liabilities	74,863	9,091
Sales tax payable	5,639	-
Accrued interest	(38,500)	40,500
Net cash used in operating activities	(662,924)	(244,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net cash from Rawkin Bliss LLC	-	103,293
Purchase of property, plant and equipment	(384,384)	(18,689)
Construction in progress	-	(153,930)
Net cash used in investing activities	(384,384)	(69,326)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,000,000	375,000
Repayment of notes payable	(180,500)	-
Advances from bank loan	-	80,000
Repayment of bank loan	(7,636)	(519)
Advances from related party	65,000	-
Advances from shareholder	65,886	48,969
Net cash provided by financing activities	942,750	503,450

Net increase (decrease) in cash and cash equivalents	(104,558)	189,306
Cash and cash equivalents - beginning of period	191,660	2,354
Cash and cash equivalents - end of period	$87,102	$191,660

Supplemental Cash Flow Disclosures
Cash paid for interest	$35,167	$310
Cash paid for income taxes	$-	$-

Non-cash Financing and Investing Activities
Common shares issued for acquisition of Trademark	$18,940	$-
Common shares issued for acquisition of Goodwill	$-	$37,894
Common shares issued for payment of Notes Payable	$398,750	$-
Common shares issued for purchase of fixed assets	$-	$15,000
Construction in Progress transferred to Property, Plant and Equipment	$153,930	$-

The accompanying notes are an integral part of these audited consolidated financial statements

HIP CUISINE, INC.

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Hip Cuisine, Inc. (the “Company” or “HIP”) was incorporated in the State of Florida on March 19, 2014. The Company’s subsidiary Hip Cuisine, Inc. (“HCP”) was incorporated in Panama on February 24, 2014. The Company’s fiscal year end is December 31.

The Company is an international nutritional value concepts company and global fresh-served food purveyor for the health-conscious consumer with locations in Panama and the State of California, USA operated through its wholly owned subsidiary Rawkin Juice, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated significant revenues since inception. As at December 31, 2017, the Company has an accumulated loss from operations of $1,920,597. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Basis of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Hip Cuisine, Inc. (Panama) and Rawkin Juice Inc. All material intercompany balances and transactions have been eliminated.

Foreign Currency Translation and Re-measurement

The Company's functional currency and reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiary is Panamanian Balboa. All transactions initiated in Panamanian Balboa are translated into U.S. dollars in accordance with ASC 830-30, "Translation of Financial Statements," as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)	Equities at historical rate
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations, if any, are included in accumulated other comprehensive income in shareholders’ equity.

The Panamanian Balboa is pegged with US dollar at par and consequently the Company recognized no gain or loss on foreign exchange translations during years ended December 31, 2017 and 2016.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of December 31, 2017 and 2016, the Company had $87,102 and $191,660 in cash and cash equivalents, respectively.

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

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 8).

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2017 and 2016, no impairment losses have been identified.

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

No impairment loss was recognized for the year ended December 31, 2017 and 2016.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As at December 31, 2017 and 2016, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net losses available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. During the years ended December 31, 2017 and 2016, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same.

	Year Ended December 31,
	2017	2016
Net loss attributable to stockholders	$(1,500,075)	$(280,802)
Weighted average number of common shares - Basic and Diluted	8,004,618	5,850,821
Net loss per common share - Basic and Diluted	$(0.19)	$(0.05)

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

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

	December 31, 2017	December 31, 2016
Equipment	$233,423	$100,184
Furniture	61,306	10,113
Leasehold improvements	543,636	189,754
Less accumulated depreciation	(204,232)	(45,365)
	$634,133	$254,686

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Equipment	5 Years
Furniture and Fixtures	5 Years
Leasehold Improvement	3 Years

During the year ended December 31, 2017 and 2016, the depreciation cost was $158,867 and $32,356, respectively.

NOTE 5 – INTANGIBLE ASSET – TRADEMARK

December 31, 2017
Trademark -acquired February 2017	$5,985
Trademark - acquired June 2017	12,219
$18,204

Trademark acquired in February 2017

	December 31, 2017	December 31, 2016
Trademark	$6,300	$-
Less accumulated amortization	(315)	-
	$5,985	$-

In February 2017, the Company issued 10,000 restricted common shares valued at $0.63 for the acquisition of Trademark from an unaffiliated party. (See Note 8) Amortization is computed over 15 years of estimated useful lives of the Trademark on the straight-line basis. For the year ended December 31, 2017, amortization expense on trademark was $315. The Company will pay a royalty of 20% of the net profits generated from the use of the Trademark in the future. As of December 31, 2017, no royalties were rewarded as no profits were generated.

Trademark acquired in June 2017

	December 31, 2017	December 31, 2016
Trademark	$12,640	$-
Less accumulated amortization	(421)	-
	$12,219	$-

In June 2017, the Company issued 8,000 restricted common shares valued at $1.58 for the acquisition of Trademark from an unaffiliated party. (See Note 8) Amortization is computed over 15 years of estimated useful lives of the Trademark on the straight-line basis. For the year ended December 31, 2017, amortization expense on trademark was $421.The Company will pay a royalty of 20% of the net profits generated from the use of the Trademark in the future. As of December 31, 2017, no royalties were rewarded as no profits were generated.

NOTE 6 – GOODWILL

	December 31, 2017	December 31, 2016
Goodwill	$37,894	$37,894

Goodwill is generated from the acquisition of net assets from Rawkin Bliss LLC by the Company’s wholly owned subsidiary Rawkin Juice Inc. Based on the Company’s analysis of Goodwill as of December, 31, 2017, no indicators of impairment exist for the recorded Goodwill. No impairment loss on Goodwill was recognized for the year December 31, 2017 and 2016.

NOTE 7 – BANK LOAN

The Company had the following bank loan outstanding as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Bank loan, at $80,000 principal, repayable in monthly instalments of $829 with an annual interest rate of 2%, maturing Nov 29, 2026.	$71,845	$79,481
Less: current portion	(9,156)	(8,465)
Long-term portion	$62,689	$71,016

During the year ended December 31, 2017, the interest expense on bank loan was $1,484.

The following is a schedule by years of future bank loan payment as of December 31, 2017:

Future Bank Loan payment
Year 1	$9,156
Year 2	8,323
Year 3	8,327
Year 4	8,327
Year 5	8,327
Thereafter	29,385
Total	$71,845

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2017, the Company’s Chief Executive Officer advanced $453,386 to the Company to finance the general operation of the Company. During the year ended December 31, 2017, repayment to the officer was $387,500.

During the year ended December 31, 2016, the Company’s Chief Executive Officer advanced $103,469 to the Company to finance the general operation of the Company. During the year ended December 31, 2016, repayment to the officer was $54,500.

As of December 31, 2017 and 2016, the Company owed $258,139 and $192,253 to this Chief Executive Officer , respectively. These loans are non-interest bearing and due on demand.

During the year ended December 31, 2017, the Chief Financial Officer of the Company advanced $65,000 to the Company to finance the general operation of the Company. During the year ended December 31, 2017, repayment to the related party was $13,000.

As of December 31, 2017 and 2016, the Company owed $52,000 and $0 to this Chief Financial Officer, respectively. This loan bears interest at 3% per annum, is unsecured and is due on demand. As of December 31, 2017 and 2016, the accrued interest on this loan was $2,000 and $0, respectively.

NOTE 9 – SHARE CAPITAL

Preferred Stock

The Company has 1,000,000 authorized preferred shares at $0.001 par value.

There were no shares of preferred stock issued and outstanding as of December 31, 2017 and 2016.

Common Stock

Year Ended December 31, 2017

On February 7, 2017, the Company issued 10,000 restricted common shares valued at $0.63 per share for the acquisition of a trademark from an unaffiliated party.

In March 2017, the Company completed and closed its second registered public offering of 1,000,000 common shares issued at $0.75 for cash proceeds of $750,000.

On August 25, 2017, the Company issued 250,000 restricted common shares at $1.00 for cash proceeds of $250,000.

In October 31, 2017, the Company issued 115,000 restricted common shares at $1.00 to employees of the Company as employee compensation and bonus.

During the year ended December 31, 2017, the Company issued 233,000 restricted common shares valued at $251,360 to consultants to assist in managing its locations, locating expansion of restaurants and promoting the new restaurant locations.

On June 15, 2017, the Company issued 8,000 restricted common shares valued at $12,640 to a coffee company for for the exclusive rights to distribute Medidate Coffee in Panama, Colombia and Costa Rica. The Company will pay 20% of net profit derived from the sales of Medidate Coffee sold in the Company, and will share 10% of net income in Medidate Coffee beginning in year 2018.

During the year ended December 31, 2017, the Company issued 306,250 restricted common shares valued at $398,750 to repay certain notes payable assumed from the net assets acquisition. A loss on debt settlement of $266,250 was incurred related to the repayment of the notes payable.

Year Ended December 31, 2016

On June 29, 2016, the Company issued 25,333 restricted common shares at $0.375 as partial deposit payment for a construction and design contract valued at $250,000 on the second restaurant location in Costa del Este, Panama which opened in March 2017.

On August 29, 2016, the Company issued 40,000 restricted common shares at $0.375 as partial payment for the acquisition of kitchen equipment and supplies.

On October 12, 2016, the Company completed and closed its registered public offering of 1,000,000 unrestricted common shares issued for cash at $0.375 during year ended December 31, 2016, for net cash proceeds of $375,000.

There were 8,507,583 and 6,585,333 shares of common stock issued and outstanding as of December 31, 2017 and 2016.

NOTE 10 – INCOME TAXES

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory federal income tax rate at 34% and Panama income tax rate at 25% to the income tax amount recorded for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended			Year Ended
	December 31, 2017			December 31, 2016
	USA	Panama	Total	USA	Panama	Total
Net operating loss carryforward	$933,510	$620,729	$1,554,239	$132,626	$287,896	$420,522
Effective tax rate	34%	25%	30%	34%	25%	28%
Deferred tax asset	317,393	155,182	472,576	45,093	71,974	117,067
Less: Valuation allowance	(317,393)	(155,182)	(472,576)	(45,093)	(71,974)	(117,067)
Net deferred asset	$-	$-	$-	$-	$-	$-

At December 31, 2017, the Company had $1,554,239 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2032 and 2037. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company currently leases 152.18 square meters of space at Balboa Boutiques located in Panama City, Panama. The current lease term began on July 1, 2015 and expires on February 27, 2017, but is automatically renewable for an additional thirty-six months under the original lease terms. The Company intends to renew the lease when the term expires. The monthly lease payment is $4,900 per month. This location serves as the Company’s only facility for day to day operations. During the year ended December 31, 2017 and 2016, the Company has made approximately $58,000 and $53,000 in rental payments.

The Company currently leases 282.35 square meters of their second restaurant location in Costa del Este Panama. The current lease term began in January 2017 and expires in December 2021, but automatically reverts to a month to month rental after 5 years until a new contract is entered into. The current monthly lease is approximately $12,000. During the year ended December 31, 2017, the Company has made approximately $102,000 in rental payments.

The Company currently leases a location in Burbank, CA. The current lease term began on May 1, 2013 and expires on April 30, 2018. The current monthly lease is $5,600 until April 2017 and will be $5,800 from May 2017 to April 2018. During the year ended December 31, 2017, the Company has made $69,000 in rental payments.

On February 21, 2017, the Company entered into a 3 year lease agreement which started June 1, 2017, for a restaurant location in Santa Monica, California. The total square meters is 492 and the rent for the location is $4,300 per month, with a 3% annual escalation. The lease can be extended for a further three years after the end of the current lease term. During the year ended December 31, 2017, the Company has made $30,000 in rental payments.

The Company has no other commitments or contingencies as of December 31, 2017.

The following is a schedule by years of minimum future rentals on leases as of December 31, 2017:

Year Ending December 31:

2018	275,767
2019	254,143
2020	173,874
Thereafter	141,264
Total minimum future rentals	$845,048

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

On January 25, 2018, the Company issued 125,000 restricted common shares valued at $113,750 to a consultant to assist in managing its locations, locating expansion of restaurants and promoting the new restaurant locations.

On January 25, 2018, the Company issued 25,000 restricted common shares valued at $22,750 to an accounting firm for accounting and SEC reporting services.

On January 25, 2018, the Company issued 12,000 restricted common shares valued at $10,920 to a consultant for TV promotion service to enhance brand awareness.

On February 23, 2018, the Company has entered into an agreement with Newbridge Securities Corporation to provide investment banking and corporate advisory service for a term of six months from February 23, 2018 by issuing 60,000 restricted common shares at $1.00 per share.

On March 13, 2018, the Company issued a convertible promissory note at a principal amount of $160,500 with original issue discount of $10,500. The note bears interest at 2% per annum and matures on the 6th month anniversary date following the note issuance date. Subject to Purchaser’s right to convert the Note into shares of the Company’s common stock, accrued interest shall be paid in cash on the basis of a 365-day year. The Company may prepay the Note at any time during the initial 180 calendar day period after the issuance date as follows: 108% of the total amount outstanding during the initial 60 day period after the issuance date, 113% of the total amount outstanding from the 61st day through the 120th day period after the issuance date, and 120% multiplied by the total amount outstanding from the 121st day through the 180th day period after the issuance date. The note holder shall have the right to convert the outstanding principal balance and all accrued interest due pursuant to the Note into Shares at any time on or after 180 days after the Closing Date at a price per share equal to the lower of (i) $1.00 or (ii) 75% multiplied by the closing price of the common stock on the 180th calendar day after the note issuance date. In addition, the note holder was issued a warrant to purchase up to 150,000 Shares at an exercise price of $1.20 per share. The Warrant has an exercise term of two years from the note issuance date.

On March 20, 2018, the Company issued a convertible promissory note to the Chief Financial Officer of the Company at a principal amount of $80,250 with original issue discount of $5,250. The note bears interest at 2% per annum and matures in six months from the note issuance date. The Holder shall have the right, at any time on or after the 180th calendar day after the Issue Date, to convert all or any portion of the then outstanding and unpaid Principal Amount and interest into Common Stock at a price per share equal to the Conversion Price at the lower of (i) $1.00 (the “Fixed Conversion Price”) or (ii) 75% multiplied by the closing price of the Common Stock on the 180th calendar day after the Issue Date. In addition, the note holder was issued a warrant to purchase up to 75,000 shares at an exercise price of $1.20 per share. The Warrant has an exercise term of two years from the note issuance date.

On March 20, 2018, the Company issued a convertible promissory note to a shareholder of the Company at a principal amount of $80,250 with original issue discount of $5,250. The note bears interest at 2% per annum and matures in six months from the note issuance date. The Holder shall have the right, at any time on or after the 180th calendar day after the Issue Date, to convert all or any portion of the then outstanding and unpaid Principal Amount and interest into Common Stock at a price per share equal to the Conversion Price at the lower of (i) $1.00 (the “Fixed Conversion Price”) or (ii) 75% multiplied by the closing price of the Common Stock on the 180th calendar day after the Issue Date. In addition, the note holder was issued a warrant to purchase up to 75,000 shares at an exercise price of $1.20 per share. The Warrant has an exercise term of two years from the note issuance date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Company has had no changes in or disagreements with its accountants.

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

Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled " Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Although our CFO is a part-time employee, and we do not have audit committee, our CFO has appropriate knowledge and experience. Our management have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of December 31, 2017, and based on this evaluation, our management concluded the Company's disclosure controls and procedures were effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report and the fourth quarter of the fiscal year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of the company officer and director is set forth below:

Name	Age	Position	Director Since

Natalia Lopera	31	President, CEO and Director	March 24, 2014

Douglas W. Samuelson	57	Chief Financial Officer	September 1, 2015

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

Natalia A. Lopera, Age 31, Chief Executive Officer/President/Director

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

Douglas W. Samuelson, Age 57, Chief Financial Officer

Mr. Samuelson has served as our Chief Financial Officer since September 1, 2015. He is a finance professional with progressive experience within public and private sectors with significant experience in Securities and Exchange Commission reporting and regulations, internal audit and Sarbanes-Oxley compliance, and business operations, systems, controls and processes for a wide variety of industries. From 2014 until 2015, Mr. Samuelson performed CFO contract services for a small public company, handling all SEC reporting and financial reporting responsibilities, performing consulting services to several public companies, primarily relating to Sarbanes-Oxley compliance, and assisting them with SEC financial reporting and GAAP technical consulting. From 2012 to 2014, Mr. Samuelson served as Chief Financial Officer to Medacata USA, Inc., an orthopedic distributor of hip, knee and spine implants and surgical instruments with $50 million in revenues. From 2011 to 2012, he performed consulting services to several public companies, primarily relating to Sarbanes-Oxley compliance, also assisted them with SEC financial reporting and GAAP technical consulting. From 2010-2011, Mr. Samuelson served as Director of Accounting and Financial Reporting for Response Genetics, Inc., a publicly traded company located in Loa Angeles, California . From 2005 to 2010, Mr. Samuelson was Director of Auditing Services for the CPA firm of J.H. Cohn, LLP located in Woodland Hills, California.

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

Significant Employees

We have 21 employees other than the executive officers/director described above.

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

Item 11. Executive Compensation.

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our Company at any time during the year ended December 31, 2017 and for the year ended December 31, 2016, regardless of compensation level, and (ii) each of our other executive officers. The foregoing persons are collectively referred to herein as the “Named Executive Officers.” Compensation information is shown for fiscal year ended December 31, 2017 and for the year ended December 31, 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Natalia Lopera, President, Chief Executive Officer,	2017	0	0	0	0	0	0	0	0
Treasurer, and Director	2016	0	0	0	0	0	0	0	0

Douglas W. Samuelson,	2017	0	100,000	0	0	0	0	0	0
Chief Financial Officer	2016	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or un-exercisable options, as of the year ended December 31, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of March 31, 2018, for: by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding common stock, (ii) each executive officer and director of the Company, and (iii) all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock that such person has the right to acquire within 60 days of March 31, 2018. For purposes of computing the percentage of outstanding shares of our Common Stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within 60 days of March 31, 2018, is deemed to be outstanding for such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership.

Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Beneficial Name of Owner	No. of Shares	Percentage of Ownership (1)
Natalia Lopera	5,500,000	64.6%
Our Officer and Director as a Group	5,500,000	64.6%

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

Item 13. Transactions with Related Persons, Promoters and Certain Control Persons.

During the year ended December 31, 2016, Natalia Lopera, our Chief Executive Officer, President and Director, advanced $48,969 to the Company to finance the startup and general operation of the Company which was included as due to shareholder as at December 31, 2016.

During the year ended December 31, 2017, Natalia Lopera, our Chief Executive Officer, President and Director, advanced $47,886 to the Company to finance the general operation of the Company which was included as due to shareholder as at December 31, 2017.

During the year ended December 31, 2017, Douglas W. Samuelson, our Chief Financial Officer, advanced $52,000 to the Company to finance the general operation of the Company which was included as due to related party as at December 31, 2017.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the two year ended December 31, 2017 and 2016, the audit fees were approximately $27,000 and $15,000 for the audit of our financial statements, respectively.

Tax Fees

For the two years ended December 31, 2017 and 2016, the tax fees were $0 and $0 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company incurred $34,519 and $28,234 accounting fees rendered by our principal accountant for the two year ended December 31, 2017 and 2016, respectively.

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

__________

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

/s/ Natalia Lopera	Chief Executive Officer	March 30, 2018
Natalia Lopera	Title	Date

/s/ Natalia Lopera	Principal Executive Officer	March 30, 2018
Natalia Lopera	Title	Date

/s/ Natalia Lopera	Director	March 30, 2018
Natalia Lopera	Title	Date

/s/ Douglas W. Samuelson	Chief Financial Officer	March 30, 2018
Douglas W. Samuelson	Title	Date

/s/ Douglas W. Samuelson	Principal Accounting Officer	March 30, 2018
Douglas W. Samuelson	Title	Date

