Form 10-Q
period 2018-03-31
HIP CUISINE INC.
filed 2018-05-02
CIK 1654588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

2250 NW 114th Ave. Unit 1P, PTY 11020,

Miami, FL 33172-3652

Ph: 011-507-6501-8105

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 1, 2018 there were 8,729,583 outstanding shares of the issuer’s common stock, par value $0.001 per share.

2

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item Regulation S-X, Rule 10-01(c) Interim Financial Statements, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that can be expected for the year ended December 31, 2018.

HIP CUISINE, INC.

INDEX TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

HIP CUISINE, INC.

Consolidated Condensed Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$116,628	$87,102
Prepaids and deposits	86,631	72,073
Total Current Assets	203,259	159,175
Property, plant and equipment, net	583,944	634,133
Intangible Assets - Trademark	20,553	18,204
Goodwill	37,894	37,894
TOTAL ASSETS	$845,650	$849,406

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Bank Loan, current portion	$9,152	$9,156
Accounts payable and accrued liabilities	103,739	109,008
Sales tax payable	9,131	5,639
Accrued Interest	5,300	2,000
Convertible notes payable, net of unamortized debt discount of $171,886 and $0, respectively	142,114	-
Due to related party	-	52,000
Due to shareholder	227,975	258,139
Total Current Liabilities	497,411	435,942
Bank Loan, less current portion	60,606	62,689
TOTAL LIABILITIES	558,017	498,631

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
8,729,583 and 8,507,583 shares issued and outstanding, respectively	8,729	8,507
Additional paid-in capital	2,625,805	2,262,865
Accumulated Deficit	(2,346,901)	(1,920,597)
TOTAL STOCKHOLDERS’ EQUITY	287,633	350,775
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$845,650	$849,406

The accompanying notes are an integral part of these consolidated condensed financial statements

HIP CUISINE, INC.

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
REVENUES	$149,395	$127,737
COST OF GOODS SOLD	75,383	91,932
GROSS PROFIT	74,012	35,805

OPERATING EXPENSES
Depreciation and amortization	50,504	21,680
General and administrative	136,569	114,727
Professional fees	31,593	40,480
Salaries and wages	74,992	13,312
Stock based compensation	184,670	242,000
Total Operating Expenses	478,328	432,199

LOSS FROM OPERATIONS	(404,316)	(396,394)

OTHER INCOME (EXPENSES)
Interest Income	-	49
Interest Expense	(21,988)	(263)
Loss on debt settlement	-	(266,250)
Other Income	-	1,343
Total Other Income (Expenses)	(21,988)	(265,121)

LOSS BEFORE INCOME TAXES	(426,304)	(661,515)
Provision for income taxes	-	-

NET LOSS	$(426,304)	$(661,515)

Basic and Diluted Loss per Common Share	$(0.05)	$(0.09)

Basic and Diluted Weighted Average Common Shares Outstanding	8,651,050	7,134,347

The accompanying notes are an integral part of these consolidated condensed financial statements

HIP CUISINE, INC.

Consolidated Condensed Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Stockholders' Equity
Balance - December 31, 2016	6,585,333	$6,585	$480,737	$(420,522)	$66,800
Common shares issued for cash	1,250,000	1,250	998,750	-	1,000,000
Common shares issued for trademark	18,000	18	18,922	-	18,940
Common shares issued for services	233,000	233	251,127		251,360
Common shares issued for loan repayment	306,250	306	398,444	-	398,750
Common shares issued for employee compensation	115,000	115	114,885	-	115,000
Net loss	-	-	-	(1,500,075)	(1,500,075)
Balance - December 31, 2017	8,507,583	$8,507	$2,262,865	$(1,920,597)	$350,775
Common shares issued for services	222,000	222	207,198	-	207,420
Warrants issued in conjunction with convertible notes	-	-	155,742	-	155,742
Net loss	-	-	-	(426,304)	(426,304)
Balance - March 31, 2018	8,729,583	8,729	2,625,805	(2,346,901)	287,633

The accompanying notes are an integral part of these consolidated condensed financial statements

HIP CUISINE, INC.

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(426,304)	$(661,515)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	50,504	21,680
Amortization on debt discount	17,356	-
Loss on debt settlement	-	266,250
Stock based compensation	184,670	242,000
Changes in operating assets and liabilities:
Refundable sales taxes	-	(14,029)
Prepaid expenses	(17,223)	8,523
Checks drawn in excess of bank balance	-	21,198
Accounts payable and accrued liabilities	17,482	39,425
Sales tax payable	3,492	-
Accrued interest	3,300	(34,500)
Net cash used in operating activities	(166,723)	(110,968)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	-	(245,332)
Construction in progress	-	(12,908)
Net cash used in investing activities	-	(258,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	750,000
Proceeds from issuance of convertible notes	212,500	-
Repayment of notes payable	-	(127,500)
Repayment of bank loan	(2,087)	(2,225)
Advances from related party	16,000	-
Repayment of shareholders loans	(30,164)	(65,607)
Net cash provided by financing activities	196,249	554,668

Net increase in cash and cash equivalents	29,526	185,460
Cash and cash equivalents - beginning of period	87,102	191,660
Cash and cash equivalents - end of period	$116,628	$377,120

Supplemental Cash Flow Disclosures
Cash paid for interest	$930	$34,763
Cash paid for income taxes	$-	$-

Non-cash Financing and Investing Activities
Warrants issued in conjunction with convertible notes	$155,742	$-
Transfer of notes payable due to related party to convertible notes payable	$68,000	$-
Common shares issued for acquisition of Trademark	$-	$6,300
Common shares issued for Services	$184,670	$242,000
Common shares issued for payment of Notes Payable	$22,750	$132,500

The accompanying notes are an integral part of these consolidated condensed financial statements

HIP CUISINE, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated significant revenues since inception. As at March 31, 2018, the Company has an accumulated loss from operations of $2,346,901. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to continue to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 30, 2018.

Basis of Consolidation

These consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiary, Hip Cuisine, Inc. (Panama) and Rawkin Juice Inc. All material intercompany balances and transactions have been eliminated.

Foreign Currency Translation and Re-measurement

The Company’s functional currency and reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiary is Panamanian Balboa. All transactions initiated in Panamanian Balboa are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date.
ii)	Equities at historical rate
iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations, if any, are included in accumulated other comprehensive income in shareholders’ equity.

The Panamanian Balboa is pegged with US dollar at par and consequently the Company recognized no gain or loss on foreign exchange translations during the three months ended March 31, 2018 and March 31, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of March 31, 2018 and December 31, 2017, the Company had $116,628 and $87,102 in cash and cash equivalents, respectively.

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

The Company’s financial instruments consist primarily of cash, prepaid expenses, accounts payable and accrued expenses, and shareholder’s loan. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 7).

Prepaid and Deposits

Prepaid and deposits balances relate to security deposits for future restaurant leases, prepaid rent and prepaid insurance. The prepaid balances and deposits will be amortized as the related expense is incurred.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended March 31, 2018 and March 31, 2017, no impairment losses have been identified.

Goodwill and Other Intangible Assets

We account for goodwill and intangible assets in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

No impairment loss was recognized for the three months ended March 31, 2018 and 2017.

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

Revenue Recognition

The Company will recognize revenue from the sale of products and services in accordance with ASC 605, “Revenue Recognition”, only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Stock-Based Compensation

ASC 718, ”Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, ”Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

During the three months ended March 31, 2018 and 2017, the Company incurred $184,670 and $242,000 from common shares issued to consultants for services.

Recently Issued Accounting Pronouncements

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

	March 31, 2018	December 31, 2017
Equipment	$233,423	$233,423
Furniture	61,306	61,306
Leasehold improvement	543,636	543,636
Less accumulated depreciation	(254,421)	(204,232)
	$583,944	$634,133

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Equipment	5 Years
Furniture and Fixtures	5 Years
Leasehold Improvement	3 Years

During the three months ended March 31, 2018 and March 31, 2017, the depreciation cost was $50,189 and $21,680, respectively.

NOTE 4 – INTANGIBLE ASSET – TRADEMARK

	March 31, 2018	December 31, 2017
Trademark -acquired February 2017	$5,880	$5,985
Trademark - acquired June 2017	12,008	12,219
Trademark - acquired March 2018	2,665	-
	$20,553	$18,204

Trademark acquired in February 2017

	March 31, 2018	December 31, 2017
Trademark	$6,300	$6,300
Less accumulated amortization	(420)	(315)
	$5,880	$5,985

In February 2017, the Company issued 10,000 restricted common shares valued at $0.63 for the acquisition of Trademark from an unaffiliated party. (See Note 9) Amortization is computed over 15 years of estimated useful lives of the Trademark on the straight-line basis. For the three months ended March 31, 2018 and 2017, amortization expense on trademark was $105 and $0, respectively. The Company will pay a royalty of 20% of the net profits generated from the use of the Trademark in the future. As of March 31, 2018, no royalties were rewarded as no profits were generated.

Trademark acquired in June 2017

	March 31, 2018	December 31, 2017
Trademark	$12,640	$12,640
Less accumulated amortization	(632)	(421)
	$12,008	$12,219

In June 2017, the Company issued 8,000 restricted common shares valued at $1.58 for the acquisition of Trademark from an unaffiliated party. (See Note 9) Amortization is computed over 15 years of estimated useful lives of the Trademark on the straight-line basis. For the three months ended March 31, 2018 and 2017, amortization expense on trademark was $211 and $0, respectively.The Company will pay a royalty of 20% of the net profits generated from the use of the Trademark in the future. As of March 31, 2018, no royalties were rewarded as no profits were generated.

Trademark acquired in October 2017

	March 31, 2018	December 31, 2017
Trademark	$2,665	$-
Less accumulated amortization	-	-
	$2,665	$-

In October 2017, the Company applied for US trademark protection for $2,665. Amortization is computed over 15 years of estimated useful lives of the Trademark on the straight-line basis. The Trademark protection was published in March 2018 and amortization will be taken in April 2018.

NOTE 5 – GOODWILL

	March 31, 2018	December 31, 2017
Goodwill	$37,894	$37,894

Goodwill is generated from the acquisition of net assets from Rawkin Bliss LLC by the Company’s wholly owned subsidiary Rawkin Juice Inc. Based on the Company’s analysis of Goodwill as of March 31, 2018, no indicators of impairment exist for the recorded Goodwill. No impairment loss on Goodwill was recognized for the three months ended March 31, 2018 and March 31, 2017.

NOTE 6 – BANK LOAN

The Company had the following bank loan outstanding as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Bank loan, at $80,000 principal, repayable in monthly instalments of $829 with an annual interest rate of 2%, maturing Nov 29, 2026.	$69,758	$71,845
Less: current portion	(9,152)	(9,156)
Long-term portion	$60,606	$62,689

During the three months ended March 31, 2018 and 2017, the interest expense on bank loan was $400 and $400.

The following is a schedule by years of future bank loan payment as of March 31, 2018:

Future Bank Loan payment
Year 1	$9,152
Year 2	8,327
Year 3	8,327
Year 4	8,327
Year 5	8,327
Thereafter	27,298
Total	$69,758

NOTE 7 – RELATED PARTY TRANSACTIONS

Chief Executive Officer

During the three months ended March 31, 2018, the Company’s Chief Executive Officer advanced $85,836 to the Company to finance the general operation of the Company. During the three months ended March 31, 2018, repayment to the Company’s Chief Executive Officer was $116,000.

During the three months ended March 31, 2017, the Company’s Chief Executive Officer advanced $135,000 to the Company to finance the general operation of the Company. During the three months ended March 31, 2017, repayment to the Company’s Chief Executive Officer was $200,607.

As of March 31, 2018 and December 31, 2017, the Company owed $227,975 and $258,139 to this Chief Executive Officer, respectively. These loans are non-interest bearing and due on demand.

Chief Financial Officer

During the three months ended March 31, 2018, the Company’s Chief Financial Officer advanced $44,000 to the Company to finance the general operation of the Company. During the three ended March 31, 2018, repayment to the related party was $28,000. This loan bear interest at 30% per annum, was unsecured and due on demand. As of March 31, 2018 and December 31, 2017, the accrued interest on this loan was $5,005 and $2,000, respectively.

On March 20, 2018, the Company issued a convertible note to the Chief Financial Officer for $73,250 with $5,520 original issuance discount to replace the full amount of related party advance of $68,000 that had been provided to the Company from October 2017 through March 20, 2018. The convertible note bears interest at a rate of 2% per annum, and is payable on March 19, 2020. As of March 31, 2018, the accrued interest was $44. <see Note 8>

NOTE 8 – CONVERTIBLE NOTES

The Company had the following principal balances under its convertible notes outstanding as March 31, 2018 and December 31, 2017:

	March 31	December 31
	2018	2017
Convertible Notes - March 2018	$314,000	$-
Less debt discount and debt issuance cost	(171,886)	-
	142,114	-
Less current portion of convertible notes payable	(142,114)	-
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $17,356 and $0 for the three months ended March 31, 2018 and March 31, 2017, respectively, which is included in interest expense in the statements of operations.

Convertible Notes – Issued during the three months ended March 31, 2018

During the three months ended March 31, 2018, the Company issued a total principal amount of $314,000 convertible notes for cash proceeds of $212,500 and for replacing the related party loan of $68,000, after deducting an original issuance discount of $21,000 and financing fees of $12,500. The convertible notes were also provided with a total of warrant units to purchase up to 300,000 shares of common stock at a $1.20 exercise price per share valued at $155,742 under Black Scholes option valuation model. The terms of convertible notes are summarized as follows:

•	Maturity term of six months;

•	Annual interest rates of 2%;

•	Convertible at the option of the holders at any time after 180 days from issuance; and

•	Conversion prices are based the lower of the fixed conversion price at $1.00 per share or the discounted (75% discount) closing trading prices of the Company’s shares on the date of conversion.

For the three months ended March 31, 2018 and 2017, the interest expense on convertible notes was $295 and $0, respectively. As of March 31, 2018 and December 31, 2017, the accrued interest payable was $295 and $0, respectively.

NOTE 9 – SHARE CAPITAL

Preferred Stock

The Company has 1,000,000 authorized preferred shares at $0.001 par value.

There were no shares of preferred stock issued and outstanding as of March 31, 2018 and December 31, 2017.

Common Stock

Three Months Ended March 31, 2018

On January 25, 2018, the Company issued 125,000 restricted common shares valued at $113,750 to a consultant to assist in managing its locations, locating expansion of restaurants and promoting the new restaurant locations.

On January 25, 2018, the Company issued 25,000 restricted common shares valued at $22,750 to an accounting firm for accounting and SEC reporting services.

On January 25, 2018, the Company issued 12,000 restricted common shares valued at $10,920 to a consultant for television promotion service to enhance brand awareness.

On February 23, 2018, the Company entered into an agreement with a corporation to provide investment banking and corporate advisory service for a term of six months from February 23, 2018 by issuing 60,000 restricted common shares valued at $60,000.

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

On June 15, 2017, the Company issued 8,000 restricted common shares valued at $12,640 to a coffee company for the exclusive rights to distribute Medidate Coffee in Panama, Colombia and Costa Rica. The Company will pay 20% of net profit derived from the sales of Medidate Coffee sold in the Company, and will share 10% of net income in Medidate Coffee beginning in year 2018.

During the year ended December 31, 2017, the Company issued 306,250 restricted common shares valued at $398,750 to repay certain notes payable assumed from the net assets acquisition. A loss on debt settlement of $266,250 was incurred related to the repayment of the notes payable.

As of March 31, 2018 and December 31, 2017, the issued and outstanding common stock was 8,729,583 shares and 8,507,583 shares, respectively.

Warrants

The Company accounted for the issuance of Warrants in conjunction from the issuance of convertible notes as an equity instrument and recognized the warrants under the Black-Scholes valuation model based on the company’s market share price on the grant date.

The below table summarizes warrant activity during the three months ended March 31, 2018:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2017	-	$-
Granted	300,000	1.20
Exercised	-	-
Forfeited	-	-
Balances as of March 31, 2018	300,000	$1.20

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Exercise price	$1.20	-
Expected term	2 years	-
Expected average volatility	87%	-
Expected dividend yield	-	-
Risk-free interest rate	2.25% - 2.34%	-

The following table summarizes information relating to outstanding and exercisable warrants as of March 31, 2018:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
300,000	1.95	$1.20	300,000	$1.20

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at March 31, 2018, for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of March 31, 2018, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $1.10 on March 31, 2018.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company currently leases 152.18 square meters of space at Balboa Boutiques located in Panama City, Panama. The current lease term began on July 1, 2015 and expires on February 27, 2017, but is automatically renewable for an additional thirty-six months under the original lease terms. The Company intends to renew the lease when the term expires. The monthly lease payment is $4,000 per month. This location serves as the Company’s only facility for day to day operations. During the three months ended March 31, 2018 and 2017, the Company has made approximately $12,000 and $15,000 in rental payments.

The Company currently leases 282.35 square meters of their second restaurant location in Costa del Este Panama. The current lease term began in January 2017 and expires in December 2021, but automatically reverts to a month to month rental after 5 years until a new contract is entered into. The current monthly lease is approximately $12,000. During the three months ended March 31, 2018 and 2017, the Company has made approximately $35,000 and $35,000 in rental payments.

The Company currently leases a location in Burbank, CA. The current lease term began on July 1, 2017 and expires on April 30, 2023. The current monthly lease is approximately $5,800, with a 3% annual escalation. During the three months ended March 31, 2018 and 2017, the Company has made approximately $17,000 and $17,000 in rental payments.

On February 21, 2017, the Company entered into a 3 year lease agreement which started June 1, 2017, for a restaurant location in Santa Monica, California. The total square meters is 492 and the rent for the location is $4,300 per month, with a 3% annual escalation. The lease can be extended for a further three years after the end of the current lease term. During the three months ended March 31, 2018 and 2017, the Company has made approximately $13,000 and $0 in rental payments.

The Company has no other commitments or contingencies as of March 31, 2018.

The following is a schedule by years of minimum future rentals on leases as of March 31, 2018:

Nine Months Ending December 31:
2018	$233,751
Year Ending December 31:
2019	314,543
2020	241,674
Thereafter	322,064
Total minimum future rentals	$1,112,032

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these condensed consolidated financial statements were available to be issued. Based on our evaluation no other material events have occurred that require disclosure, other than stated below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate these estimates, including those related to useful lives of real estate assets, bad debts, impairment, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. The analysis set forth below is provided pursuant to applicable SEC regulations and is not intended to serve as a basis for projections of future events. See “Cautionary Statement Regarding Forward Looking Statements” above.

Liquidity and Results of Operations

Results of Operations

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following table summarizes our results of operations for the three months ended March 31, 2108, and March 31, 2017:

	Three Months Ended
	March 31,
Statement of Operations Data:	2018	2017	Changes

Revenue	$149,395	$127,737	$21,658
Cost of Goods Sold	75,383	91,932	(16,549)
Gross Profit	74,012	35,805	38,207
Operating Expenses	478,328	432,199	46,129
Loss From Operations	(404,316)	(396,394)	(7,922)
Other Expenses	(21,988)	(265,121)	243,133
Net Loss	$(426,304)	$(661,515)	$235,211

For the three months ended March 31, 2018, we earned revenue of $149,395 compared to $127,737 for the three months ended March 31, 2017. Cost of goods sold for the three months ended March 31, 2018 were $75,383 resulting in a gross profit of $74,012, compared to cost of goods sold of $91,932 and gross profit $35,805 from the three months ended March 31, 2017 due to growth and expansion of the business to new restaurants locations.

Operating expenses were $478,328 for the three months ended March 31, 2018, compared to $432,199 for the three months ended March 31, 2017, due to additional costs related to the completion and opening of our restaurant and costs associated with ongoing regulatory expenses.

	Three Months Ended
	March 31,
Operating Expenses:	2018	2017	Changes

Depreciation and amortization	$50,504	$21,680	$28,824
General and administrative	136,569	114,727	21,842
Professional fees	31,593	40,480	(8,887)
Salaries and wages	74,992	13,312	61,680
Stock based compensation	184,670	242,000	(57,330)
Total operating expenses	$478,328	$432,199	$46,129

Operating expenses for the three months ended March 31, 2018 were comprised of $50,504 for depreciation and amortization, $136,569 for general and administrative, $31,593 for professional fees, $74,992 for salaries and wages and $184,670 for stock based compensation. Operating expenses for the three months ended March 31, 2017 were comprised of $21,680 for depreciation, $114,727 for general and administrative, $40,480 for professional fees, $13,312 for salaries and wages and $242,000 for stock based compensation.

Depreciation was $50,504 for the three months ended March 31, 2018, which increased by $28,824 from $21,680 for the three months ended March 31, 2017.

General and Administrative expenses were $136,569 for the three months ended March 31, 2018, which increased by $21,842 from $114,727 for the three months ended March 31, 2017, attributed to increase in rental expenses and other general administrative expenses for additional restaurant locations.

Professional fees were $31,593 for the three months ended March 31, 2018, decreased by $8,887 from $40,480 for the three months ended March 31, 2017.

Salaries and wages were $74,992 for the three months ended March 31, 2018, increased by $61,680 from $13,312 for the three months ended March 31, 2017, as the Company hired more restaurant staffs to support operational expansion.

Stock based compensation $184,670 was incurred for the three months ended March 31, 2018 compared to $242,000 for the three months ended March 31, 2017 , relates to the issuance of common shares for consulting services to support the expansion of the new restaurant locations.

Liquidity and Capital Resources

The following tables present selected financial information on our capital as of March 31, 2018 and December 31, 2017 and our cash flows as of March 31, 2018 and March 31, 2017:

	March 31,	December 31,
Capital Data	2018	2017	Changes

Cash and Cash Equivalents	$116,628	$87,102	$29,526
Current Assets	$203,259	$159,175	$44,084
Current Liabilities	$497,411	$435,942	$61,469
Working Capital (Deficiency)	$(294,152)	$(276,767)	$(17,385)

	Three Months Ended
	March 31,
Cash Flow Data:	2018	2017	Changes

Cash Flows used in Operating Activities	$(166,723)	$(110,968)	$(55,755)
Cash Flows used in Investing Activities	-	(258,240)	258,240
Cash Flows provided by Financing Activities	196,249	554,668	(358,419)
Net increase in Cash During Period	$29,526	$185,460	$(155,934)

As of March 31, 2018 and December 31, 2017 our cash was $116,628 and $87,102, respectively. The increase in cash for the three months ended March 31, 2018 was mainly attributed to increase in revenue and proceeds from issuance of convertible notes of $212,500 during the three months ended March 31 2018.

As of March 31, 2018, we experienced a decrease in our working capital of $17,385. The decrease in working capital during the three months ended March 31, 2018 was primarily from increase in current liabilities mainly due to increase in convertible notes payable and advances from shareholders.

Cash Flows

We fund our operations with cash generated from restaurant sales revenue, capital contributions, and issuances of common stock.

Operating Activities

For the three months ended March 31, 2018, net cash used in operating activities was $166,723, related to our net loss of $426,304 reduced by depreciation and amortization of $50,504, stock based compensation of $184,670, amortization on note discount $17,356, an increase of $17,482 in accounts payable, an increase in sales tax payable of $3,492, an increase of $3,300 in accrued interest and an increase in prepaid expenses.

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

The increase of net cash used in operating cash flow was primarily due to an increase in cash used for operating activities to support business expansion.

Investing Activities

For the three months ended March 31, 2018, net cash used in investing activities was $0 compared to net cash used of $258,240 during the three months ended March 31, 2017. During the three months ended March 31, 2017, net cash used in investing activities was primarily related to $245,332 of costs for the acquisition of building and equipment for the Company’s restaurants.

Financing Activities

Net cash provided by financing activities was $196,249 for the three months ended March 31, 2018 mainly attributed to cash proceeds from issuance of convertible notes for $212,500 and advances from related party for $16,000. The Company has also repaid shareholders loans at $30,164 and bank loans at $2,087.

Net cash provided by financing activities was $554,668 for the three months ended March 31, 2017 mainly attributed to cash proceeds from issuance of common shares for $750,000 from the Company second public offering. The Company has also repaid notes payable at $127,500, bank loans at $2,225 and shareholders loans at $65,607.

Material Commitments

The following is a schedule by years of minimum future rentals on leases as of March 31, 2018:

Nine Months Ending December 31:
2018	$233,751
Year Ending December 31:
2019	314,543
2020	241,674
Thereafter	322,064
Total minimum future rentals	$1,112,032

Going Concern.

The accompanying condensed consolidated financial statements have been prepared assuming that the company will continue as a going concern which contemplates, amongst other things, the realization of assets and satisfaction of liabilities in the course of business.

We anticipate that our future liquidity requirements will arise from the need to fund our growth, pay our current obligations and future capital expenditures. The primary sources of funding for such requirements are expected to be cash generated from operations and raising additional funds from private sources and/or debt financing.

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements expressing concerns about our ability to continue as a going concern. Our condensed consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that are believed to be reasonable under the circumstance. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur. Our critical accounting policies are listed in the notes to our unaudited condensed consolidated financial statements.

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

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shares in the loss of the entity. As of March 31, 2018 and March, 2017, there are no outstanding dilutive securities.

For the three months ended March 31, 2018 and 2017, there were 300,000 and 0 shares of stock warrants issued in conjunction with convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be antidilutive.

Quantitative and Qualitative Disclosures about Market Risk

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company has no knowledge of existing or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or any of their respective affiliates, or any beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Three Months Ended March 31, 2018

On January 25, 2018, the Company issued 125,000 restricted common shares valued at $113,750 to a consultant to assist in managing its locations, locating expansion of restaurants and promoting the new restaurant locations.

On January 25, 2018, the Company issued 25,000 restricted common shares valued at $22,750 to an accounting firm for accounting and SEC reporting services.

On January 25, 2018, the Company issued 12,000 restricted common shares valued at $10,920 to a consultant for television promotion service to enhance brand awareness.

On February 23, 2018, the Company entered into an agreement with a corporation to provide investment banking and corporate advisory service for a term of six months from February 23, 2018 by issuing 60,000 restricted common shares valued at $60,000.

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

On June 15, 2017, the Company issued 8,000 restricted common shares valued at $12,640 to a coffee company for the exclusive rights to distribute Medidate Coffee in Panama, Colombia and Costa Rica. The Company will pay 20% of net profit derived from the sales of Medidate Coffee sold in the Company, and will share 10% of net income in Medidate Coffee beginning in year 2018.

During the year ended December 31, 2017, the Company issued 306,250 restricted common shares valued at $398,750 to repay certain notes payable assumed from the net assets acquisition. A loss on debt settlement of $266,250 was incurred related to the repayment of the notes payable.

All investors are “accredited investors” as defined in Rule 501 of Regulation D of the Securities Act of 1933, as amended (the “Act”). The Company issued the unregistered securities in reliance upon the exemption from registration under Section 4(a)(2) of the Act and Rule 506 of Regulation D promulgated thereunder.

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

HIP CUISINE, INC. (Registrant)

Signature	Title	Date

/s/ Natalia Lopera	Chief Executive Officer	May 2, 2018
Natalia Lopera

/s/ Douglas W. Samuelson	Chief Financial Officer	May 2, 2018
Douglas W. Samuelson

