Form 10-Q
period 2018-06-30
NATURE'S BEST BRANDS, INC.
filed 2018-08-14
CIK 1654588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________  to ____________

Commission File Number: 001-37807

NATURE’S BEST BRANDS, INC.
(Exact name of registrant as specified in its charter)

Florida	47-3170676
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2250 NW 114th Ave. Unit 1P, PTY 11020, Miami, FL 33172-3652
(Address of principal executive offices)
+507-6501-8105
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,745,417 shares of common stock on August 13, 2018.

NATURE’S BEST BRANDS, INC.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2017, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 FREE.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

References to “we,” “us,” “our” and words of like import refer to Nature’s Best Brands, Inc. and its subsidiaries unless the context indicates otherwise.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NATURE’S BEST BRANDS, INC.

(formerly HIP CUISINE, INC.)

Unaudited Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$93,723	$87,102
Prepaids and deposits	71,603	72,073
Total Current Assets	165,326	159,175
Property, plant and equipment, net	550,017	634,133
Intangible Assets - Trademark	20,193	18,204
Goodwill	37,894	37,894
Total Assets	$773,430	$849,406

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Bank Loan, current portion	$9,152	$9,156
Accounts payable and accrued liabilities	112,633	109,008
Sales tax payable	14,661	5,639
Accrued Interest	6,886	2,000
Convertible notes payable – unrelated party, net of unamortized debt discount of $56,771 and $0, respectively	183,979	-
Convertible notes payable – related party, net of unamortized debt discount of $23,523 and $0, respectively	56,727	-
Due to related party	-	52,000
Due to stockholder	323,605	258,139
Total Current Liabilities	707,643	435,942
Bank Loan, less current portion	58,523	62,689
Total Liabilities	766,166	498,631
Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.001 par value, 100,000,000 shares authorized;
8,745,417 and 8,507,583 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	8,745	8,507
Additional paid-in capital	2,641,463	2,262,865
Accumulated Deficit	(2,642,944)	(1,920,597)
Total Stockholders’ Equity (Deficit)	7,264	350,775
Total Liabilities and Stockholders’ Equity (Deficit)	$773,430	$849,406

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

NATURE’S BEST BRANDS, INC.

(formerly HIP CUISINE, INC.)

Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$133,755	$161,307	$283,150	$289,044
Cost of Goods Sold	48,614	64,625	123,997	128,718
Gross Profit	85,141	96,682	159,153	160,326

Operating Expenses
Depreciation and amortization	50,579	38,788	101,083	60,468
General and administrative	123,607	126,710	260,176	241,437
Professional fees	35,644	57,196	67,237	97,676
Salaries and wages	73,698	81,248	148,690	122,399
Stock based compensation	-	9,360	184,670	251,360
Total Operating Expenses	283,528	313,302	761,856	773,340
Loss from Operations	(198,387)	(216,620)	(602,703)	(613,014)

Other Income (Expenses)
Interest Income	103	50	103	99
Interest Expense	(97,759)	(404)	(119,747)	(667)
Loss on debt settlement	-	-	-	(266,250)
Other Income	-	-	-	1,343
Total Other Income (Expenses)	(97,656)	(354)	(119,644)	(265,475)

Loss Before Income Taxes	(296,043)	(216,974)	(722,347)	(878,489)
Provision for income taxes	-	-	-	-

Net Loss	$(296,043)	$(216,974)	$(722,347)	$(878,489)
Basic and Diluted Loss per Share of Common Stock	$(0.03)	$(0.03)	$(0.08)	$(0.12)
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	8,736,717	8,126,583	8,694,120	7,636,521

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

NATURE’S BEST BRANDS, INC.

(formerly HIP CUISINE, INC.)

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS	$(722,347)	$(878,489)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	101,083	60,468
Amortization on note discount, included in interest expense	110,948	-
Loss on debt settlement	-	266,250
Stock based compensation	184,670	251,360
Changes in operating assets and liabilities:
Refundable sales taxes	-	731
Prepaid expenses	(2,195)	903
Checks drawn in excess of bank balance	-	(407)
Accounts payable and accrued liabilities	26,376	55,253
Sales tax payable	9,022	971
Accrued interest	4,886	(34,500)
Net cash used in operating activities	(287,557)	(277,460)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(618)	(331,612)
Net cash used in investing activities	(618)	(331,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	750,000
Proceeds from issuance of convertible notes	217,500	-
Repayment of notes payable	-	(127,500)
Repayment of bank loan	(4,170)	(4,308)
Advances from related party	16,000	-
Advances from (Repayment to) shareholders	65,466	(96,497)
Net cash provided by financing activities	294,796	521,695

Net increase (decrease) in cash and cash equivalents	6,621	(87,377)
Cash and cash equivalents - beginning of period	87,102	191,660
Cash and cash equivalents - end of period	$93,723	$104,283

Supplemental Cash Flow Disclosures
Cash paid for interest	$930	$35,167
Cash paid for income taxes	$-	$-

Non-cash Financing and Investing Activities
Warrants issued in conjunction with convertible notes	$155,742	$-
Transfer of notes payable due to related party to convertible notes payable	$68,000	$-
Common stock issued for acquisition of Trademark	$-	$18,940
Common stock issued for payment of Notes Payable	$22,750	$132,500
Common stock issued for leasehold improvements	$15,674	$-
Construction in Progress transferred to Property, Plant and Equipment	$-	$153,930

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

NATURE’S BEST BRANDS, INC.

(formerly HIP CUISINE, INC.)

Notes to Unaudited Consolidated Condensed Financial Statements

for the Six Months Ended June 30, 2018 and June 30 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature’s Best Brands, Inc. (the “Company”) is a Florida corporation organized under the name Hip Cuisine, Inc. on March 19, 2014. The Company changed its corporate name to Nature’s Best Brand, Inc. on June 15, 2018. The Company has two subsidiaries, Hip Cuisine, Inc. (“Hip Cuisine”), a Panama corporation incorporated on February 24, 2014, and Rawkin Juice, Inc., a California corporation incorporated on November 7, 2016. The Company’s fiscal year end is December 31.

The Company, through its subsidiaries intends to market organic foods to health-conscious consumers. In pursuance of this goal, the Company operates four restaurants that offer healthy food, coffee and juice, two in Panama and two in California. The Company is engaged is evaluating acquisitions that both would expand its present lines of business and which are in unrelated businesses. However, the Company cannot give any assurance that it can or will complete any acquisitions.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenues since inception. As at June 30, 2018, the Company has an accumulated loss from operations of $2,642,944 and it sustained an operating loss of $722,347 for the six months ended June 30, 2018. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. The ability of the Company to raise financing may be impaired by the terms of the Company’s outstanding convertible notes and warrants.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2017 have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.

Basis of Consolidation

These consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Foreign Currency Translation and Re-measurement

The Company’s functional currency and reporting currency is the U.S. dollar. The functional currency of Hip Cuisine, which operates two restaurants in Panama, is the Panamanian Balboa. All transactions initiated in Panamanian Balboa are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements.” Since the Panamanian Balboa is pegged with the U.S. dollar at par, the Company recognized no gain or loss on foreign exchange translations during the six months ended June 30, 2018 and June 30, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2018 and December 31, 2017, the Company had $93,723 and $87,102 in cash and cash equivalents, respectively.

Fair Value of Financial Instruments

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The standard provides a consistent definition of fair value which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also prioritizes, within the measurement of fair value, the use of market-based information over entity specific information and establishes a three-level hierarchy for fair value measurements based on the nature of inputs used in the valuation of an asset or liability as of the measurement date.

The three-level hierarchy for fair value measurements is defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets; liabilities in active markets;

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability other than quoted prices, either directly or indirectly, including inputs in markets that are not considered to be active; or directly or indirectly including inputs in markets that are not considered to be active;

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The Company’s financial instruments consist primarily of cash, prepaid expenses, accounts payable and accrued expenses, convertible notes and stockholder’s loan. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

Prepaid and Deposits

Prepaid and deposits balances relate to security deposits for restaurant leases, prepaid rent and prepaid insurance. The prepaid balances and deposits will be amortized as the related expense is incurred.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended June 30, 2018 and June 30, 2017, no impairment losses have been identified.

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

No impairment loss was recognized for the six months ended June 30, 2018 and June 30, 2017.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;
b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or
c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

Since the Company’s revenues are generated when products are sold with no remaining obligations on the part of the Company, revenue is recognized at the time of sale.

 Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

During the six months ended June 30, 2018 and 2017, the Company incurred $184,670 and $251,360 from the issuance of 197,000 and 233,000 shares of common stock to the consultants for services.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial statements.

Adoption of New Accounting Standards.

We have adopted the following recent accounting pronouncement in these financial statements with no significant impact on reported financial position, results of operations or cash flow:

ASU 2014-09, Revenue - Revenue from Contracts with Customers. The new standard, as amended, requires that we recognize revenue in the amount to which we expect to be entitled for delivery of promised goods and services to our customers. The new standard also resulted in enhanced revenue-related disclosures, including any significant judgments and changes in judgments. Additionally, the new standard requires the deferral of incremental direct selling costs to the period in which the related revenue is recognized.

We adopted the standard as of January 1, 2018 using the modified retrospective approach applied to all contracts that were not completed at adoption based on the contract terms in existence at adoption. No adjustment was required to beginning retained earnings as a result of this adoption and none of the enhanced revenue-related disclosures were required.

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

	June 30, 2018	December 31, 2017
Equipment	$233,423	$233,423
Furniture	61,924	61,306
Leasehold improvement	559,310	543,636
Less accumulated depreciation	(304,640)	(204,232)
	$550,017	$634,133

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Equipment	5 Years
Furniture and Fixtures	5 Years
Leasehold Improvement	3 Years

During the six months ended June 30, 2018 and 2017, the depreciation cost was $100,407 and $60,363, respectively.

During the six months ended June 30, 2018, the Company issued 15,834 shares of common stock, valued at $15,674 based on the market price of the common stock on the date of issuance, for leasehold improvements.

NOTE 4 – INTANGIBLE ASSET – TRADEMARKS

The Company acquired rights with respect to three trademarks during 2017 and 2018, as follows:

	June 30, 2018	December 31, 2017
Living Goumet[1]	$5,775	$5,985
Medidate Coffee [2]	11,797	12,219
Heart service mark[3]	2,621	-
	$20,193	$18,204

_______________

1 The Company acquired the rights to the Living Gourmet trademark in February 2017 for which the Company issued 10,000 shares of common stock, valued at $0.63 per share, which was the market price of the common stock on the date of the acquisition, from an unaffiliated party, and the Company agreed to pay a royalty of 20% of the net profits, as defined, generated from the use of the trademark. As of June 30, 2018, no royalties were payable since the Company did not generate any profits from the trademark.

2 On June 15, 2017, the Company issued 8,000 shares of common stock valued at $12,640, based on market price of $1.58 per share, to the managing member of Medidate Coffee Ltd., pursuant to an agreement with Medidate Coffee pursuant to which the Company obtained the exclusive rights to distribute Medidate coffee in Panama, Colombia and Costa Rica and received a 10% membership interest in Medidate Coffee. The Company will pay 20% of net profit derived from the sales of Medidate Coffee sold in Company-owned outlets and 20% of the net profit derived from sales of Medidate Coffee products that were produced in the kitchens of the Company’s restaurants. The Company and Medidate Coffee have the exclusive right to use the Medidate Coffee brand name. As of June 30, 2018, no royalties were payable since the Company did not generate any profits from the sale of the coffee.

3 In May 2018, we were granted a service mark for the heart logo.

We amortize the cost of our trademarks over the 15-year estimated useful life of the trademarks on a straight line basis.

The following table sets forth the amortization for the trademarks at June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
Trademarks	$21,605	$18,940
Less accumulated amortization	(1,412)	(736)
	$20,193	$18,204

NOTE 5 – GOODWILL

	June 30, 2018	December 31, 2017
Goodwill	$37,894	$37,894

Goodwill is generated from the acquisition of net assets from Rawkin Bliss LLC by Rawkin Juice Inc. Based on the Company’s analysis of goodwill as of June 30, 2018, no indicators of impairment exist. No impairment loss on goodwill was recognized for the six months ended June 30, 2018 and June 30, 2017.

NOTE 6 – BANK LOAN

The Company had the following bank loan outstanding as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Bank loan, at $80,000 principal, repayable in monthly installments of $829 with an annual interest rate of 2%, maturing Nov 29, 2026	$67,675	$71,845
Less, current portion	(9,152)	(9,156)
Long-term portion	58,523	62,689

During the six months ended June 30, 2018 and 2017, the interest expense on bank loan was $807 and $667.

The following is a schedule by years of future bank loan payment as of June 30, 2018:

Future Bank Loan payment
Year 1	$9,152
Year 2	8,327
Year 3	8,327
Year 4	8,327
Year 5	8,327
Thereafter	25,215
Total	$67,675

NOTE 7 – RELATED PARTY TRANSACTIONS

Chief Executive Officer

The chief executive officer has periodically made interest-free advances to the Company for working capital, and the Company has made periodic repayments to the chief executive. Amounts due to the chief executive officer on account of these advances were $323,605 at June 30, 2018 and $258,139 at December 31, 2017. The advances are payable on demand.

During the six months ended June 30, 2018, the Company’s chief executive officer advanced $189,036 to the Company, and the Company repaid $123,570 to the chief executive officer.

During the six months ended June 30, 2017, the Company’s chief executive officer advanced $76,187 to the Company, and the Company repaid $96,497 to the chief executive officer.

Chief Financial Officer

During the six months ended June 30, 2018, the Company’s chief financial officer advanced $16,000 to the Company for working capital. As of December 31, 2017, the chief financial officer’s advances to the Company were $52,000, and the Company owed the chief financial officer accrued interest of $2,000. Advances from the chief financial officer bore interest at 3% per annum.

On March 20, 2018, the Company issued a convertible note to the chief financial officer in the principal amount of $80,250 with $5,250 original issuance discount to replace the principal and interest due to the chief financial officer in the amount of $75,000. The convertible note bears interest at a rate of 2% per annum, and is payable on September 20, 2018, which is six months from the March 20, 2018 funding date. The Company has determined that there is no convertible feature associated with the convertible note as of June 30, 2018, due to the variable feature not being in effect until 180 days after the issuance date of March 20, 2018. The note was issued in satisfaction of the Company’s obligations to the chief financial officer in the principal amount of $75,000. The issuance of the note on March 20, 2018 did not have substantially different terms than the original note, and is not considered to be a debt modification under U.S. GAAP guidance.

The note is convertible into common stock at a variable conversion rate commencing 180 days after issuance. In connection with the issuance of the convertible note to the chief financial officer, the Company issued to the chief financial officer two-year warrants to purchase 75,000 shares of common stock at an exercise price of $1.20 per share. The note is one of three convertible notes that were issued by the Company in the aggregate principal amount of $321,000 and which are described in Note 8. In connection with the issuance of the notes, the Company issued warrants to purchase an aggregate of 300,000 shares of common stock, as described in Note 9, to the purchasers of the notes.

NOTE 8 – CONVERTIBLE NOTES

The Company had no convertible notes on December 31, 2017 and had the following principal balances under its convertible notes outstanding as June 30, 2018:

June 30,
2018
Convertible Notes - March 2018	$321,000
Less debt discount and debt issuance cost	(80,294)
240,706
Less current portion of convertible notes payable	(240,706)
Long-term convertible notes payable	$-

On March 8 and March 20, 2018, the Company issued convertible notes in the aggregate principal amount of $321,000 pursuant to a purchase agreements dated March 8 and March 20, 2018. The notes were issued for a purchase price of $300,000, with an original issue discount of $21,000. The convertible notes are due six months from funding are, accordingly, are treated as current liabilities. In connection with the issuance of the convertible notes, the Company issued to the holders of the convertible notes two-year warrants to purchase 300,000 shares of common stock at an exercise price of $1.20 per share, subject to adjustment. The warrants were valued at $155,742, which is treated as a debt issuance discount.

The Company recognized amortization expense related to the debt discount and deferred financing fees of $110,948 for the six months ended June 30, 2018, which is included in interest expense in the statements of operations.

The notes are senior notes and the Company cannot create indebtedness senior to or pari passu with the notes without the consent of the holders. The notes bear interest at 2% per annum and were issued on March 8, 2018 as to $160,500 and March 16, 2018 as to $160,500. The notes are convertible into common stock, commencing 180 days after the issue date, at a conversion price equal to lowest of (i) $1.00 or (ii) 75% of the closing price of the common stock on the 180th day after the date of issuance, or (iii) at any time on or after the earlier of the (x) date of an event of default under the note occurs or (y) date which is 225 days after the issue date, 65% of the lowest closing price of the common stock during the 20 consecutive trading-day period immediately preceding the trading day that the Company receives a notice of conversion. Further, if the lowest traded price of the common stock is less than the conversion price on the date following the conversion date on which the holder receives the conversion shares which are immediately freely tradable by the holder, either pursuant to an effective registration statement or an exemption from the registration requirements of the Securities Act, then the conversion price shall be deemed to have been retroactively adjusted, as of the conversion date, to a price equal to 65% of the lowest closing price of the common stock on such date of receipt.

As of June 30, 2018, no derivative liability associated with the convertible notes have been recorded, as June 30, 2018 is prior to the date on which the notes may be converted which is 180 days after the issuance of the notes.

The conversion price is also subject to adjustment in the event of issuances of common stock or convertible securities with an exercise price or conversion price which is less than the conversion price otherwise determined pursuant to the note, including certain acquisition transactions. If the Company (i) makes a public announcement that it intends to be acquired by, consolidate or merge with any other corporation or entity (other than a merger in which the Company is the surviving or continuing corporation and its capital stock is unchanged) or sell or transfer all or substantially all of the assets of the Company or (ii) any person, group or entity (including the Company) publicly announces a tender offer to purchase 50% or more of the common stock (or any other takeover scheme) the conversion price shall, effective upon the date of the announcement and continuing until the transaction is either completed or abandoned, the conversion price shall be equal to the lower of (x) the conversion price otherwise determined pursuant to the note or a 25% discount to the acquisition price per share, as defined.

If the Company makes a dilutive issuance, other than for exempt issuances, the conversion price is reduced to the price at which the common stock was issued pursuant to the dilutive issuance. The adjustment of the conversion price as a result of a dilutive issuance does not apply to (a) shares of common stock or other securities issued to officers or directors pursuant to an equity incentive plan adopted by a majority of the non-employee members of the Company’s board of directors or a majority of the members of a committee of non-employee directors established for such purpose; (b) securities issued pursuant to a merger, consolidation, acquisition or similar business combination approved by a majority of the disinterested directors of the Company, provided that any such issuance shall only be to a person which is an operating company in a business synergistic with the business of the Company; (c) securities issued pursuant to any equipment loan or leasing arrangement, real property leasing arrangement or debt financing from a bank or similar financial institution approved by a majority of the disinterested directors of the Company.

The note cannot be converted to the extent that, upon conversion of the note, the holder and his affiliates would beneficially own more than 4.99% of the Company’s common stock, provided, that the holder of the notes may terminate the 4.99% requirement on 61days’ notice.

The Company may prepay the notes on three trading days’ notice as follows. During the first 60 days, at 108% of the principal amount, during the next 60 days at 113% of the principal amount, during the next 60 days at 120% of the principal amount and thereafter at 100% of the principal amount, in each case plus accrued interest and any default interest. The holders of the notes have certain rights to require prepayment from financing and other funding.

Events of default are defined in the note and include, in addition to events of default that are standard in promissory notes, (i) failure to comply with the reporting requirements of the Securities Exchange Act, including the filing for an extension under Rule 12b-25 of the Exchange Act, or failure to be subject to such reporting requirements; (ii) a reverse split not approved by the holders; (iii) any restriction placed by Depository Trust Company (DTC”) on one or more of DTC’s services, such as limiting a DTC participant’s ability to make a deposit or withdrawal of the security at DTC) the Company’s common stock, provided, however, that if such action by DTC did not result from any fault of the Company, then the Company shall have ten trading days to obtain the release, cancellation or termination of such restriction; (iv) the entry by the Company in any variable rate or similar transaction, which would include a transaction similar to the notes; (v) without consent of the holders of the notes, if the Company changes the nature of its business or sells, divests, or changes the structure of any material assets other than in the ordinary course of business. In the event of a default, the Company would be required to pay 150% of the principal amount and the note includes a confession of judgment which would make it easier for the holders to obtain a judgment against the Company.

For the six months ended June 30, 2018 and 2017, the interest expense on convertible notes was $1,881 and $0, respectively. As of June 30, 2018 and December 31, 2017, the accrued interest payable was $1,881 and $0, respectively.

NOTE 9 – CAPITAL STOCK

Common Stock

On February 7, 2017, the Company issued 10,000 shares of common stock valued at $6,300, based on market price of $0.63 per share, for the acquisition of a trademark from an unaffiliated party.

In March 2017, the Company sold 1,000,000 shares of common stock in a public offering at $0.75, from which the Company received net proceeds of $675,000 after expenses of $75,000.

On June 15, 2017, the Company issued 8,000 shares of common stock valued at $12,640, based on market price of $1.58 per share, to the managing member of Medidate Coffee Ltd., pursuant to an agreement whereby the Company obtained the exclusive rights to distribute Medidate coffee in Panama, Colombia and Costa Rica and received a 10% membership interest in Medidate Coffee. The Company will pay 20% of net profit derived from the sales of Medidate Coffee sold in Company-owned outlets and 20% of the net profit derived from sales of Medidate Coffee products that were produced in the kitchens of the Company’s restaurants.

On August 25, 2017, the Company sold 250,000 shares of common stock at $1.00 for cash proceeds of $250,000.

On October 17, 2017, the Company issued 115,000 shares of common stock valued at $1.00 per share, based on the market price of the stock, to employees of the Company as compensation.

During the year ended December 31, 2017, the Company issued 233,000 shares of common stock valued at $251,360, based on market price on the respective issuance dates, to consultants to assist in managing its locations, locating expansion of restaurants and promoting the new restaurant locations.

During the year ended December 31, 2017, the Company issued 306,250 shares of common stock valued at $398,750, based on the market price on the respective issuance dates, to repay certain notes payable of $132,500 assumed by the Company in connection with its acquisition of the net assets of Rawkin Bliss LLC. A loss on debt settlement of $266,250 was incurred related to the repayment of the notes payable.

On January 25, 2018, the Company issued 137,000 shares of common stock, valued at $124,670, based on market price of $0.91 per share, for services provided to the Company.

On January 25, 2018, the Company issued 25,000 shares of common stock, valued at $22,750, based on market price of $0.91 per share, to settle outstanding payables with a consultant of the Company.

On February 23, 2018, the Company issued 60,000 shares of common stock valued at $60,000, based on market price of $1.00 per share, to an investment banking firm for pursuant to a six-month investment banking agreement.

During the six months ended June 30, 2018, the Company issued 15,834 shares of common stock, valued at $15,674 based on the market price of the common stock on the date of issuance, for leasehold improvements.

Warrants

The Company accounted for the issuance of Warrants in connection with the issuance of convertible notes as an equity instrument and recognized the warrants under the Black-Scholes valuation model based on the market price of the Company’s common stock on the grant date at the exercise price of $1.20 per share. The holders of the warrants have piggyback registration rights with respect to the shares of common stock issuable upon exercise of the warrants.

The exercise price of the warrants is subject to adjustment in the event of any issuance of common stock or convertible securities with respect to which the purchase price or the conversion or exercise price is less than the exercise price of the warrants. The adjusted exercise price would be the purchase price per share or exercise price per share in the dilutive issuance. Unlike the comparable provisions in the convertible notes, there are no excluded issuances, so any dilutive issuance, even an issuance which would not result in an adjustment of the conversion price of the convertible notes, would result in an adjustment in the exercise price of the warrants.

The below table summarizes warrant activity during the six months ended June 30, 2018:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2017	-	$-
Granted	300,000	1.20
Exercised	-	-
Forfeited	-	-
Balances as of June 30, 2018	300,000	$1.20

The fair value of each warrant on the date of grant is estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
	2018	2017
Exercise price	$1.20	-
Expected term	2 years	-
Expected average volatility	87%	-
Expected dividend yield	-	-
Risk-free interest rate	2.25% - 2.34%	-

The following table summarizes information relating to outstanding and exercisable warrants as of June 30, 2018:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
300,000	1.95	$1.20	300,000	$1.20

The valuation of the warrants at issuance date were $155,742, based on the Black-Sholes model discussed above, as well as a debt discount of $189,242. During the six months ended June 30, 2018, amortization of debt discount related to the warrants was $110,948.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at June 30, 2018, for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of June 30, 2018, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $1.12 on June 30, 2018.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company currently leases 152.18 square meters of space at Balboa Boutiques located in Panama City, Panama. The current lease is renewed on month-by-month basis. The monthly lease payment is $4,000 per month. This location serves as the Company’s only facility for day to day operations. During the six months ended June 30, 2018 and 2017, the Company paid rent of approximately $24,000 and $26,000.

The Company currently leases 282.35 square meters of their second restaurant location in Costa del Este Panama. The current lease term began in January 2017 and expires in December 2021, but automatically reverts to a month to month rental after 5 years unless a new contract is entered into. The current monthly lease is approximately $12,000. During the six months ended June 30, 2018 and 2017, the Company paid rent of approximately $70,000 and $70,000.

The Company currently leases a location in Burbank, CA. The current lease term began on July 1, 2017 and expires on April 30, 2023. The current monthly lease is approximately $5,800, with a 3% annual escalation. During the three months ended June 30, 2018 and 2017, the Company paid rent of approximately $34,000 and $34,000.

On February 21, 2017, the Company entered into a 3 year lease agreement which started June 1, 2017, for a restaurant location in Santa Monica, California. The total square meters is 492 and the rent for the location is $4,300 per month, with a 3% annual escalation. The lease can be extended for a further three years after the end of the current lease term. During the six months ended June 30, 2018 and 2017, the Company paid rent of approximately $26,000 and $43,000.

Pursuant to the Company’s agreement with Medidate Coffee, commencing in the third year of the agreement, the Company is to purchase 15,000 kilograms per year from Medidate Coffee. This requirement increases by 10% each year, to a maximum of 30,000 kilograms.

The Company has no other commitments or contingencies as of June 30, 2018.

The following is a schedule by years of minimum future rentals on leases as of June 30, 2018:

Six Months Ending December 31:
2018	$186,435
Year Ending December 31:
2019	314,543
2020	241,674
Thereafter	322,064
Total minimum future rentals	$1,064,716

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own and operate the following business lines:

•	Hip Cuisine, Inc., a vegan friendly restaurant concept that offers fast nutritious healthy food and cold press juices and smoothies at two restaurants in Panama City, Panama.
•	RAWkin’ Juice – a fast-casual organic-vegan restaurant that serves juices and smoothies, salads, and desserts in two locations in Southern California.
•	Living Gourmet – a line of fresh, organic raw-vegan foods, which include vegan burgers, sandwiches, burritos and soups which is distributed to retailers in Southern California.

We also have entered into two distribution or selling agreements:

•	Medidate Coffee – a maker of a middle-eastern coffee beverage made with ground date seeds pursuant to which we have exclusive distribution rights in Panama, Colombia and Costa Rica.
•

Charlotte’s Web – a maker of high-Cannabidiol (CBD), low-tetrahydrocannabinol (THC) cannabis extract marketed as a dietary supplement which does not induce the psychoactive high typically associated with recreational marijuana strains that are high in THC. We have the right to its products in our California restaurants.

We are looking into strategic relationships, joint-ventures or acquisition with other natural foods, or wellness companies, although we may consider acquisitions in other unrelated business. We can give no assurance that we will enter into any such agreements or that, if we enter into any agreements, we will be able to operate profitably.

Results of Operations

Three months ended June 30, 2018 and June 30, 2017

The following table summarizes our results of operations for the three months ended June 30, 2108, and June 30, 2017:

	Three Months Ended June 30,
Statement of Operations Data:	2018	2017	Changes

Revenue	$133,755	$161,307	$(27,552)
Cost of Goods Sold	48,614	64,625	16,011
Gross Profit	85,141	96,682	(11,541)
Operating Expenses	283,528	313,302	29,774
Loss From Operations	(198,387)	(216,620)	18,233
Other Expenses	(97,656)	(354)	(97,302)
Net Loss	$(296,043)	$(216,974)	$(79,069)

For the three months ended June 30, 2018, we generated revenue of $133,755 compared to $161,307 for the three months ended June 30, 2017. The revenues generated by the Company were primarily related to restaurant sales. The decrease in revenues was primarily related to the Company having to remodel the Santa Monica location, which resulted in decreased sales during the period. Cost of goods sold for the three months ended June 30, 2018 was $48,614, resulting in a gross profit of $85,141, compared to cost of goods sold of $64,625 and gross profit $96,682 from the three months ended June 30, 2017, with the gross margin sustained at relatively consistent level compared to the comparable period in 2017 as the Company is seeking to expand its business.

Operating expenses were $283,528 for the three months ended June 30, 2018, compared to $313,302 for the three months ended June 30, 2017.

	Three Months Ended June 30,
Operating Expenses:	2018	2017	Changes

Depreciation and amortization	$50,579	$38,788	$11,791
General and administrative	123,607	126,710	(3,103)
Professional fees	35,644	57,196	(21,552)
Salaries and wages	73,698	81,248	(7,550)
Stock-based compensation	-	9,360	(9,360)
Total operating expenses	$283,528	$313,302	$(29,774)

Depreciation and amortization increased by $11,791 from $38,788 for the three months ended June 30, 2017 primarily because of an increase of assets, including trademarks and property.

General and administrative costs for the three months ended June 30, 2018 and 2017 were consistent and comparable.

Professional fees were $35,644 for the three months ended June 30, 2018, decreased by $21,552 from $57,196 for the three months ended June 30, 2017 primarily because of a higher level of expenses incurred related to our public offering in the prior comparable period.

Salaries and wages were $73,698 for the three months ended June 30, 2018, decreased by $7,550 from $81,248 for the three months ended June 30, 2017. The small decrease was due to cyclical workforce requirements, and temporary renovations that occurred in the Santa Monica location.

Six months ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2108, and June 30, 2017:

	Six Months Ended June 30,
Statement of Operations Data:	2018	2017	Changes

Revenue	$283,150	$289,044	$(5,894)
Cost of Goods Sold	123,997	128,718	4,721
Gross Profit	159,153	160,326	(1,173)
Operating Expenses	761,856	773,340	11,484
Loss From Operations	(602,703)	(613,014)	10,311
Other Expenses	(119,644)	(265,475)	145,831
Net Loss	$(722,347)	$(878,489)	$156,142

For the six months ended June 30, 2018, we generated revenue of $283,150 compared to $289,044 for the six months ended June 30, 2017. The decrease in revenues was primarily related to the Company having to remodel the Santa Monica location, which resulted in decreased sales during the period. Cost of goods sold for the six months ended June 30, 2018 were $123,997 resulting in a gross profit of $159,153, compared to cost of goods sold of $128,718 and gross profit $160,326 from the six months ended June 30, 2017 with the gross margin sustained at a relatively consistent level compared to the comparative period of 2017 as the Company is seeking to expand its business.

Operating expenses were $761,856 for the six months ended June 30, 2018, compared to $773,340 for the six months ended June 30, 2017.

	Six Months Ended June 30,
Operating Expenses:	2018	2017	Changes

Depreciation and amortization	$101,083	$60,468	$40,615
General and administrative	260,176	241,437	18,739
Professional fees	67,237	97,676	(30,439)
Salaries and wages	148,690	122,399	26,291
Stock based compensation	184,670	251,360	(66,690)
Total operating expenses	$761,856	$773,340	$(11,484)

Depreciation and amortization was $101,083 for the six months ended June 30, 2018, which increased by $40,615 from $60,468 for the six months ended June 30, 2017 due to increased assets, including trademarks and property.

General and Administrative expenses were $260,176 for the six months ended June 30, 2018, which increased by $18,739 from $241,437 for the six months ended June 30, 2017, attributed to increase in rental expenses and other general administrative expenses for additional restaurant locations.

Professional fees were $67,237 for the six months ended June 30, 2018, which decreased by $30,439 from $97,676 for the six months ended June 30, 2017 primarily because of a higher level of expenses incurred related to our public offering in the prior comparable period.

Salaries and wages were $148,690 for the six months ended June 30, 2018, increased by $26,291 from $122,399 for the six months ended June 30, 2017, as the Company hired additional restaurant staff to support operational expansion.

Stock based compensation $184,670 was incurred for the six months ended June 30, 2018 compared to $251,360 for the six months ended June 30, 2017 , relates to the issuance of common shares for consulting services to support the expansion of the new restaurant locations.

Liquidity and Capital Resources

The following tables present selected financial information on our capital as of June 30, 2018 and December 31, 2017 and our cash flows for the six months ended June 30, 2018 and June 30, 2017:

Capital Data	June 30, 2018	December 31, 2017	Changes

Cash and Cash Equivalents	$93,723	$87,102	$6,621
Current Assets	$165,326	$159,175	$6,151
Current Liabilities	$707,643	$435,942	$271,701
Working Capital (Deficiency)	$(542,317)	$(276,767)	$(265,550)

	Six Months Ended June 30,
Cash Flow Data:	2018	2017	Changes

Cash Flows used in Operating Activities	$(287,557)	$(277,460)	$(10,097)
Cash Flows used in Investing Activities	(618)	(331,612)	330,994
Cash Flows provided by Financing Activities	294,796	521,695	(226,899)
Net increase (decrease) in Cash During Period	$6,621	$(87,377)	$93,998

As of June 30, 2018 and December 31, 2017 our cash was $93,723 and $87,102, respectively. The increase in cash for the six months ended June 30, 2018 was mainly attributed to increase in revenue and proceeds from issuance of convertible notes of $217,500 during the six months ended June 30, 2018.

As of June 30, 2018, we experienced a decrease in our working capital of $265,550. The decrease in working capital during the six months ended June 30, 2018 was primarily from increase in current liabilities mainly due to increase in convertible notes payable and advances from stockholders.

Cash Flows

We fund our operations with cash generated from restaurant sales revenue, capital contributions, proceeds from the issuances of convertible notes and issuances of common stock.

Operating Activities

For the six months ended June 30, 2018, net cash used in operating activities was $287,557, principally reflecting our net loss of $722,347 decreased by an increase in prepaid expenses of $2,195, and increased by depreciation and amortization of $101,083, stock based compensation of $184,670, amortization on note discount $110,948, an increase in accounts payable of $26,375, an increase in sales tax payable of $9,022 and an increase in accrued interest of $4,886.

For the six months ended June 30, 2017, net cash used in operating activities was $277,460, primarily reflecting our net loss of $878,489 increased by a decrease in accrued interest of $34,500 and a decrease of overdraft of $407, and increased by depreciation and amortization of $60,468, loss on debt settlement of $266,250, stock based compensation of $251,360, a decrease in refundable sales taxes of $731, a decrease in prepaid expenses of $903, an increase in accounts payable of $55,253 and an increase in sales tax payable of $971.

The increase of net cash used in operating cash flow was primarily due to an increase in cash used for operating activities to support business expansion.

Investing Activities

For the six months ended June 30, 2018, net cash used in investing activities was $618 for equipment purchase compared to net cash used of $331,612 related to the acquisition of building and equipment for the Company’s restaurants during the six months ended June 30, 2017.

 Financing Activities

Net cash provided by financing activities was $294,796 for the six months ended June 30, 2018 mainly attributed to cash proceeds from issuance of convertible notes for $212,500, advances from stockholders of $65,466 and advances from related party for $16,000 offset by the repayment of bank loans at $4,170.

Net cash provided by financing activities was $521,695 for the six months ended June 30, 2017 mainly attributed to net proceeds from issuance of sales of common stock for $750,000 [use net amount] from our public offering. We also paid notes of $127,500, bank loans of $4,308 and stockholders loans at $96,497.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have generated significant revenues since inception. As at June 30, 2018, we have an accumulated loss of $2,642,944 and we sustained a loss of $722,347 for the six months ended June 30, 2018. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our continuing operations are dependent upon our ability to raise adequate financing and to commence profitable operations in the future and pay our liabilities arising from normal business operations as they become due and we require significant additional funding for our operations and our growth. Our ability to raise financing may be impaired by the terms of our outstanding convertible notes and warrants,and we cannot assure you that we can or will be able to raise funds on favorable, if any terms. Any financing involving equity or convertible securities could result in significant dilution to our stockholders and could result in a significant reset in the exercise price of outstanding warrants and the conversion price of our outstanding debt and could significantly impair the price of our common stock.

Critical Accounting Policy and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our condensed financial statements. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our condensed financial statements.

Cash and Cash Equivalents

We consider all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of June 30, 2018 and December 31, 2017, we the Company had $93,723 and $87,102 in cash and cash equivalents, respectively.

Related Parties

We follow ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 7).

Prepaid and Deposits

Prepaid and deposits balances relate to security deposits for restaurant leases, prepaid rent and prepaid insurance. The prepaid balances and deposits will be amortized as the related expense is incurred.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended June 30, 2018 and June 30, 2017, no impairment losses have been identified.

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

No impairment loss was recognized for the six months ended June 30, 2018 and June 30, 2017.

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

Revenue Recognition

We recognize revenue from the sale of products and services in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

We recognize revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a. the customer simultaneously receives and consumes the benefits as the entity performs;

b. the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or

c. the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

Since our revenues are generated when products are sold with no remaining obligations on the part of the Company, revenue is recognized at the time of sale.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

During the six months ended June 30, 2018 and 2017, we incur $184,670 and $251,360 from the issuance of 197,000 and 233,000 shares of common stock to the consultants for services.

Recently Issued Accounting Pronouncements

We reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that our disclosure controls were not effective as of June 30, 2018, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibits

Exhibit Number	Description of Exhibits
31.1	Section 302 Certificate of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certificate of Chief Executive Officer and Principal Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURE’S BEST BRANDS, INC.

Dated: August 14, 2018	By:	/s/ Natalia Lopera
Natalia Lopera
Chief Executive Officer

	By:	/s/ Douglas W. Samuelson
Douglas W. Samuelson
Chief Financial Officer

