Form 10-Q
period 2018-09-30
NATURE'S BEST BRANDS, INC.
filed 2018-11-14
CIK 1654588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

Or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-37807

NATURE’S BEST BRANDS, INC.
(Exact name of registrant as specified in its charter)

Florida	47-3170676
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

305 W. Woodard, Suite 221, Denison TX 75020
(Address of principal executive offices)

(903) 337-1872
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,070,417 shares of common stock on November 13, 2018.

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

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

NATURE’S BEST BRANDS, INC.

Unaudited Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$86,555	$87,102
Prepaids and deposits	59,153	72,073
Total Current Assets	145,708	159,175
Property, plant and equipment, net	502,505	634,133
Intangible Assets - Trademark	19,833	18,204
Goodwill	37,894	37,894
Total Assets	$705,940	$849,406

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Bank Loan, current portion	$9,152	$9,156
Accounts payable and accrued liabilities	112,630	109,008
Sales tax payable	17,435	5,639
Accrued Interest	8,751	2,000
Promissory notes payable	307,500	-
Promissory note payable - related party	102,500	-
Due to related party	13,000	52,000
Due to shareholder	413,087	258,139
Total Current Liabilities	984,055	435,942
Bank Loan, less current portion	56,444	62,689
Total Liabilities	1,040,499	498,631

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 8,745,417 and 8,507,583 shares issued and outstanding, September 30, 2018 and December 31, 2017, respectively	8,745	8,507
Additional paid-in capital	2,641,463	2,262,865
Accumulated Deficit	(2,984,767)	(1,920,597)
Total Stockholders’ Equity (Deficit)	(334,559)	350,775
Total Liabilities and Stockholders’ Equity (Deficit)	$705,940	$849,406

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

NATURE’S BEST BRANDS, INC.

Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$91,914	$203,327	$375,064	$492,371
Cost of Goods Sold	33,491	90,927	157,488	219,645
Gross Profit	58,423	112,400	217,576	272,726

Operating Expenses
Depreciation and amortization	47,873	49,183	148,956	109,651
General and administrative	107,883	173,163	368,059	414,600
Professional fees	25,593	38,312	92,830	135,988
Salaries and wages	47,098	111,696	195,788	234,095
Stock based compensation	-	-	184,670	251,360
Total Operating Expenses	228,447	372,354	990,303	1,145,694

Loss from Operations	(170,024)	(259,954)	(772,727)	(872,968)

Other Income (Expenses)
Interest Income	90	51	193	150
Interest Expense	(82,889)	(547)	(202,636)	(1,214)
Loss on extinguishment of debt	(89,000)	-	(89,000)	-
Loss on debt settlement	-	-	-	(266,250)
Other Income	-	-	-	1,343
Total Other Income (Expenses)	(171,799)	(496)	(291,443)	(265,971)

Loss Before Income Taxes	(341,823)	(260,450)	(1,064,170)	(1,138,939)
Provision for income taxes	-	-	-	-

Net Loss	$(341,823)	$(260,450)	$(1,064,170)	$(1,138,939)
Basic and Diluted Loss per Share of Common Stock	$(0.04)	$(0.03)	$(0.12)	$(0.15)
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	8,745,417	8,245,844	8,711,407	7,841,860

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

NATURE’S BEST BRANDS, INC.

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,064,170)	$(1,138,939)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	148,956	109,651
Amortization on note discount, included in interest expense	189,242	-
Loss on extinguishment of debt	89,000	-
Loss on debt settlement	-	266,250
Stock based compensation	184,670	251,360
Changes in operating assets and liabilities:
Refundable sales taxes	-	731
Prepaid expenses	10,255	2,423
Checks drawn in excess of bank balance	-	(407)
Accounts payable and accrued liabilities	26,372	84,172
Sales tax payable	11,796	3,764
Accrued interest	6,751	(40,500)
Net cash used in operating activities	(397,128)	(461,495)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(618)	(361,346)
Net cash used in investing activities	(618)	(361,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	1,000,000
Proceeds from issuance of convertible notes	287,500	-
Repayment of notes payable	-	(167,500)
Repayment of bank loan	(6,249)	(5,558)
Repayment to related party	(39,000)	-
Advances from (Repayment to) shareholders	154,948	(57,650)
Net cash provided by financing activities	397,199	769,292

Net decrease in cash and cash equivalents	(547)	(53,549)
Cash and cash equivalents - beginning of period	87,102	191,660
Cash and cash equivalents - end of period	$86,555	$138,111

Supplemental Cash Flow Disclosures
Cash paid for interest	$1,213	$35,167
Cash paid for income taxes	$-	$-

Non-cash Financing and Investing Activities
Amendment on convertible notes to promissory notes	$410,000	$-
Warrants issued in conjunction with convertible notes	$155,742	$-
Transfer of notes payable due to related party to convertible notes payable	$75,000	$-
Common stock issued for acquisition of Trademark	$-	$18,940
Common stock issued for payment of Notes Payable	$22,750	$132,500
Common stock issued for purchase of leasehold improvement	$15,674	$-
Construction in Progress transferred to Property, Plant and Equipment	$-	$153,930

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

NATURE’S BEST BRANDS, INC.

Notes to Unaudited Consolidated Condensed Financial Statements

for the Nine Months Ended September 30, 2018 and September 30 2017

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

The Company, through its subsidiaries, operated four restaurants that offer healthy food, coffee and juice, two in Panama and two in California. The Company is in the process of discontinuing its restaurant business, and expects to do so in the fourth quarter of 2018. The Company may not be able to sublease or assign its existing leases on a non-recourse basis, in which case, the Company will continue to have obligations under the leases to the extent that any subtenant or assignee does not comply with the lease terms, including the payment of rent.

The Company plans to change its business direction and negotiate a non-exclusive distribution agreement with a manufacturer of medical device systems used for various forms of screening which provides physicians and medical professionals with useful data utilized for maximizing the management of patients’ health, and upon entering into such an agreement, to market the equipment. The Company has never generated any revenue from such business, and the Company can give no assurance that it can or will ever successfully negotiate a distribution agreement on acceptable terms, compete in the marketing of medical equipment, operate profitably or generate positive cash flow.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenues since inception and is in the process of discontinuing its restaurant business. As at September 30, 2018, the Company has an accumulated loss from operations of $2,984,767 and it sustained an operating loss of $1,064,170 for the nine months ended September 30, 2018. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuing operations of the Company are dependent upon its ability to develop its proposed business of marketing medical devices used for screening, to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. The ability of the Company to raise financing may be impaired by the terms of the Company’s outstanding convertible notes and warrants.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2017 have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2017.

Basis of Consolidation

These consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated.

Foreign Currency Translation and Re-measurement

The Company’s functional currency and reporting currency is the U.S. dollar. The functional currency of Hip Cuisine, which operated two restaurants in Panama, is the Panamanian Balboa. All transactions initiated in Panamanian Balboa are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements.” Since the Panamanian Balboa is pegged with the U.S. dollar at par, the Company recognized no gain or loss on foreign exchange translations during the nine months ended September 30, 2018 and September 30, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of September 30, 2018 and December 31, 2017, the Company had $86,555 and $87,102 in cash and cash equivalents, respectively.

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” (“ASC No. 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended September 30, 2018 and September 30, 2017, no impairment losses have been identified.

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

No impairment loss was recognized for the nine months ended September 30, 2018 and September 30, 2017.

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

During the nine months ended September 30, 2018 and 2017, the Company incurred $184,670 and $251,360 from the issuance of 197,000 and 233,000 shares of common stock to the consultants for services.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ‘These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company does not currently expect the adoption to have any significant impact on the Company’s financial statements.

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

	September 30, 2018	December 31, 2017
Equipment	$233,423	$233,423
Furniture	61,924	61,306
Leasehold improvement	559,310	543,636
Less accumulated depreciation	(352,152)	(204,232)
	$502,505	$634,133

Property and equipment are stated at cost. Depreciation is computed on the straight-line method. The depreciation methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Equipment	5 Years
Furniture and Fixtures	5 Years
Leasehold Improvement	3 Years

During the nine months ended September 30, 2018 and 2017, the depreciation cost was $147,920 and $109,651, respectively.

During the nine months ended September 30, 2018, the Company issued 15,834 shares of common stock, valued at $15,674 based on the market price of the common stock on the date of issuance, for leasehold improvements.

NOTE 4 – INTANGIBLE ASSET – TRADEMARKS

The Company acquired rights with respect to three trademarks during 2017 and 2018, as follows:

	September 30, 2018	December 31, 2017
Living Goumet[1]	$5,670	$5,985
Medidate Coffee [2]	11,587	12,219
Heart service mark[3]	2,576	-
	$19,833	$18,204

_______________

1 The Company acquired the rights to the Living Gourmet trademark in February 2017 for which the Company issued 10,000 shares of common stock, valued at $0.63 per share, which was the market price of the common stock on the date of the acquisition, from an unaffiliated party, and the Company agreed to pay a royalty of 20% of the net profits, as defined, generated from the use of the trademark. As of September 30, 2018, no royalties were payable since the Company did not generate any profits from the trademark.

2 On June 15, 2017, the Company issued 8,000 shares of common stock valued at $12,640, based on market price of $1.58 per share, to the managing member of Medidate Coffee Ltd., pursuant to an agreement with Medidate Coffee pursuant to which the Company obtained the exclusive rights to distribute Medidate coffee in Panama, Colombia and Costa Rica and received a 10% membership interest in Medidate Coffee. The Company will pay 20% of net profit derived from the sales of Medidate Coffee sold in Company-owned outlets and 20% of the net profit derived from sales of Medidate Coffee products that were produced in the kitchens of the Company’s restaurants. The Company and Medidate Coffee have the exclusive right to use the Medidate Coffee brand name. As of September 30, 2018, no royalties were payable since the Company did not generate any profits from the sale of the coffee.

3 In May 2018, we were granted a service mark for the heart logo.

We amortize the cost of our trademarks over the 15-year estimated useful life of the trademarks on a straight line basis.

The following table sets forth the amortization for the trademarks at September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
Trademarks	$21,605	$18,940
Less accumulated amortization	(1,772)	(736)
	$19,833	$18,204

NOTE 5 – GOODWILL

	September 30, 2018	December 31, 2017
Goodwill	$37,894	$37,894

Goodwill is generated from the acquisition of net assets from Rawkin Bliss LLC by Rawkin Juice Inc. Based on the Company’s analysis of goodwill as of September 30, 2018, no indicators of impairment exist. No impairment loss on goodwill was recognized for the nine months ended September 30, 2018 and June 30, 2017.

NOTE 6 – BANK LOAN

The Company had the following bank loan outstanding as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Bank loan, at $80,000 principal, repayable in monthly installments of $829 with an annual interest rate of 2%, maturing Nov 29, 2026	$65,596	$71,845
Less, current portion	(9,152)	(9,156)
Long-term portion	56,444	62,689

During the nine months ended September 30, 2018 and 2017, the interest expense on bank loan was $1,215 and $667.

The following is a schedule by years of future bank loan payment as of September 30, 2018:

Future Bank Loan payment
Year 1	$2,908
Year 2	8,327
Year 3	8,327
Year 4	8,327
Year 5	8,327
Thereafter	29,380
Total	$65,596

NOTE 7 – RELATED PARTY TRANSACTIONS

Chief Executive Officer

The former chief executive officer, who resigned on October 15, 2018, has periodically made interest-free advances to the Company for working capital, and the Company has made periodic repayments to the former chief executive. Amounts due to the former chief executive officer on account of these advances were $413,087 at September 30, 2018 and $258,139 at December 31, 2017. The advances are payable on demand.

During the nine months ended September 30, 2018, the Company’s former chief executive officer advanced $282,586 to the Company, and the Company repaid $127,638 to the former chief executive officer.

During the nine months ended September 30, 2017, the Company’s chief executive officer advanced $341,693 to the Company, and the Company repaid $399,343 to the chief executive officer.

Chief Financial Officer

During the nine months ended September 30, 2018, the Company’s chief financial officer advanced $60,000 to the Company for working capital, and the Company repaid $99,000 to the chief financial officer. As of September 30, 2018 and December 31, 2017, the chief financial officer’s advances to the Company were $13,000 and $52,000, respectively. The Company owed the chief financial officer accrued interest of $5,615. Advances from the chief financial officer bore interest at 30% per annum.

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

On September 30, 2018, the Company entered into a note amendment with the note settlement amount amended to $90,000 and note expiry date extended to December 30, 2018. Additionally, the warrants to purchase the original 75,000 shares of common stock will be settled by the Company through $12,500 to be paid to the warrant holder no later than December 30, 2018, or the issuance of 37,500 shares of common stock, at the option of the holder, per the modified terms. The change of conversion feature from the note amendment is considered to be a debt modification which resulted in loss on extinguishment of debt of $22,250.

As of September 30, 2018, the promissory note payable issued to the chief financial officer was $102,500.

NOTE 8 – PROMISSORY NOTES

The Company had no promissory notes on December 31, 2017 and had the following principal balances under its convertible notes outstanding as September 30, 2018:

September 30,
2018
Promissory Notes - September 2018	$307,500
Less current portion of promissory notes payable	(307,500)
Long-term promissory notes payable	$-

On March 8, 2018 the Company issued a convertible note with principal amount of $160,500. The note was issued for a purchase price of $160,500, with an original issue discount of $10,500. The convertible note was due six months from funding are, accordingly, was treated as current liability. In connection with the issuance of the convertible note, the Company issued to the holders of the convertible note, two-year warrants to purchase 150,000 shares of common stock at an exercise price of $1.20 per share, subject to adjustment. The warrants were valued at $69,650 which is treated as a debt issuance discount. On August 20, 2018 the Company entered into a note amendment with the note settlement amount amended to $180,000 and note expiry date extended to October 16, 2018. Additionally, the warrants to purchase the original 150,000 shares of common stock will be settled by the Company through $25,000 to be paid to the warrant holder no later than October 16, 2018, or the issuance of 75,000 shares of common stock, at the option of the holder, per the modified terms. The change of conversion feature from the note amendment is considered to be a debt modification which resulted in loss on extinguishment of debt of $44,500.

On March 20, 2018 the Company issued a convertible note with principal amount of $80,250. The note was issued for a purchase price of $80,250, with an original issue discount of $5,250. The convertible note was due six months from funding are, accordingly, was treated as current liability. In connection with the issuance of the convertible note, the Company issued to the holders of the convertible note, two-year warrants to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, subject to adjustment. The warrants were valued at $43,046 which is treated as a debt issuance discount. On September 30, 2018, the Company entered into a note amendment with the note settlement amount amended to $90,000 and note expiry date extended to December 30, 2018. Additionally, the warrants to purchase the original 75,000 shares of common stock will be settled by the Company through $12,500 to be paid to the warrant holder no later than December 30, 2018, or the issuance of 37,500 shares of common stock, at the option of the holder, per the modified terms. The change of conversion feature from the note amendment is considered to be a debt modification which resulted in loss on extinguishment of debt of $22,250. The Company recognized amortization expense related to the debt discount and deferred financing fees of $189,242 for the nine months ended September 30, 2018, which is included in interest expense in the statements of operations.

For the nine months ended September 30, 2018 and 2017, the interest expense on convertible notes was $3,136 and $0, respectively. As of September 30, 2018 and December 31, 2017, the accrued interest payable was $3,136 and $0, respectively.

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

During the nine months ended September 30, 2018, the Company issued 15,834 shares of common stock, valued at $15,674 based on the market price of the common stock on the date of issuance, for leasehold improvements.

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

The below table summarizes warrant activity during the nine months ended September 30, 2018:

	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2017	-	$-
Granted	300,000	1.20
Modification of warrants – per convertible promissory note amendments	(150,000)	-
Balances as of September 30, 2018	150,000	$1.20

On August 20, 2018, the Company entered into a note amendment with a convertible promissory note holder which held 150,000 warrants. Per the amendment, the Company will purchase the warrants from the holders for total consideration of $25,000, or will issue 75,000 shares of common stock, before October 16, 2018.

On September 30, 2018, the Company entered into a note amendments with two convertible promissory note holders which held 150,000 warrants (75,000 warrants each). Per the amendments, the Company will purchase the warrants from the holders for total consideration of $25,000, or will issue 75,000 shares of common stock, before December 30, 2018.

The fair value of each warrant on the date of grant was estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
	2018	2017
Exercise price	$1.20	-
Expected term	2years	-
Expected average volatility	87%	-
Expected dividend yield	-	-
Risk-free interest rate	2.25%-2.34%	-

The following table summarizes information relating to outstanding and exercisable warrants as of September 30, 2018:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
150,000	1.47	$1.20	-	$-

The valuation of the warrants at issuance date were $155,742, based on the Black-Sholes model discussed above, resulting in a debt discount of $155,742. During the nine months ended September 30, 2018, amortization of debt discount related to the warrants was $155,742.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at September 30, 2018, for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of September 30, 2018, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $1.02 on September 30, 2018.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company currently leases 152.18 square meters of space at Balboa Boutiques located in Panama City, Panama. The current lease is renewed on month-by-month basis. The monthly lease payment is $4,000 per month. This location serves as the Company’s only facility for day to day operations. During the nine months ended September 30, 2018 and 2017, the Company paid rent of approximately $32,000 and $49,000. During the quarter ended September 30, 2018 the Company ceased operations in this location and fully moved out of their location by September 30, 2018. As of September 30, 2018, the Company had paid all the rent in full and has no further rent payable to the landlord as of September 30, 2018.

The Company currently leases 282.35 square meters of their second restaurant location in Costa del Este Panama. The current lease term began in January 2017 and expires in December 2021, but automatically reverts to a month to month rental after 5 years unless a new contract is entered into. The monthly lease was approximately $12,000 but reduced to approximately $9,000 per month. During the nine months ended September 30, 2018 and 2017, the Company paid rent of approximately $88,000 and $90,000.

The Company currently leases a location in Burbank, CA. The current lease term began on July 1, 2017 and expires on April 30, 2023. The current monthly lease is approximately $5,800, with a 3% annual escalation. During the nine months ended September 30, 2018 and 2017, the Company paid rent of approximately $52,000 and $51,000.

On February 21, 2017, the Company entered into a three-year lease which started June 1, 2017, for a 492 square meter restaurant location in Santa Monica, California. The rent for the location is $4,300 per month, with a 3% annual escalation. The lease can be extended for a further three years after the end of the current lease term. During the nine months ended September 30, 2018 and 2017, the Company paid rent of approximately $40,000 and $30,000. On September 6, 2018, the Company entered into an agreement to sublease the location at monthly rental amount at approximately $4,500, for six months starting on December 1, 2018. As of September 30, 2018, the Company has received security deposits at $12,900.

Pursuant to the Company’s agreement with Medidate Coffee, commencing in the third year of the agreement, the Company is to purchase 15,000 kilograms per year from Medidate Coffee. This requirement increases by 10% each year, to a maximum of 30,000 kilograms.

The Company has no other commitments or contingencies as of September 30, 2018.

The following is a schedule by years of minimum future rentals on leases as of September 30, 2018:

Three Months Ending December 31:
2018	$118,353
Year Ending December 31:
2019	231,479
2020	202,610
Thereafter	287,000
Total minimum future rentals	$839,442

From time to time the Company may become a party to litigation matters involving claims against the Company. Management believes that it is adequately insured for its operations and there are no current matters that would have a material effect on the Company’s financial position or results of operations.

NOTE 11 – ACQUISITION AGREEMENT

On August 20, 2018, the Company, its wholly-owned subsidiary Unisource Acquisition Corp. (“Acquisition Sub”), and Unisource Health, Inc., a Nevada corporation (“Unisource”), entered into an agreement and plan of merger (the “Acquisition Agreement”), pursuant to which Acquisition Sub was to be merged with and into Unisource, and Unisource would become a wholly-owned subsidiary of the Company. Pursuant to Acquisition Agreement, the Company was to issue to the six holders of Unisource’s common stock a total of 20,000,000 shares of the Company’s common stock.

Prior to the execution of the Acquisition Agreement, there was no relationship between the Company and Unisource or its stockholders, except that Lawrence Biggs, the chief executive officer and largest stockholder of Unisource, owned 251,319 shares of common stock, representing approximately 2.8% of the Company’s outstanding common stock. One other Unisource stockholder owned 50,000 shares of common stock.

NOTE 12 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these condensed consolidated financial statements were available to be issued. Subsequent to September 30, 2018 and through November 14, 2018, the date that these financials were made available, the Company had the following subsequent events:

In connection with the change of management and the Company’s new business direction subsequent to September 30, 2018, the Company intends to discontinue the restaurant business and negotiate a non-exclusive distribution agreement with a manufacturer of medical device systems used for various forms of screening which provides physicians and medical professionals with useful data utilized for maximizing the management of patients’ health, and upon entering into such an agreement, to market the equipment. As a result, the Company expects that, during the fourth quarter of 2018, it will recognize an impairment charge with respect to the intangible assets and goodwill associated with its restaurant business and is evaluating possible impairment charges with respect to the property, plant and equipment associated with the restaurant business.

On October 9, 2018, the Company terminated the Acquisition Agreement with Unisource (see Note 11) as a result of a breach by Unisource of its representations and warranties contained in the Acquisition Agreement.

On October 11, 2018, the Company paid $180,000 and issued 75,000 shares of common stock, valued at $1.20 per share, were issued to the lender to settle the principal amount and the warrants from the promissory note originally issued on March 8, 2018 and amended on August 20, 2018. The Company has no further obligations related to this note after the repayment and share issuance.

On November 5, 2018, the Company entered into employment agreements dated October 31, 2018 with Lawrence Biggs and Justin E. Anderson.

Pursuant to Mr. Biggs’ employment agreement, the Company agrees to employ Mr. Biggs as its Chief Executive officer for a term ending on December 31, 2021, which continues thereafter on a year-to-year basis unless terminated by Mr. Biggs or the Company on not less than 30 days’ prior written notice. As compensation for his services, on November 5, 2018, we issued 5,000,000 shares of common stock, valued at $1.17 per share, which was the closing price for the common stock on November 5, 2018, for a total of $5,850,000, and the Company agreed to pay Mr. Biggs an annual salary of $300,000, which will commence at such time as the Company has raised $2,000,000 from the private placement of our equity securities, at which time the Company believes it will have the funds to enable it to pay his salary.

Pursuant to Mr. Anderson’s employment agreement, the Company agreed to employ Mr. Anderson as Chief Operating Officer for a term ending on October 31, 2021, which continues thereafter on a year-to-year basis unless terminated by Mr. Anderson or the Company on not less than 30 days’ prior written notice. Mr. Anderson has other business activities which do not conflict with his duties to the Company. As compensation for his services, the Company will issue to Mr. Anderson 250,000 shares per year. On November 5, 2018, the Company issued to Mr. Anderson the initial 250,000 shares, which are valued at $1.17 per share for a total of $292,500. The Company is to issue 250,000 shares on each of October 31, 2019 and October 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Through our subsidiaries, we operated four restaurants that offer healthy food, coffee and juice, two in Panama and two in California. We are in the process of discontinuing our restaurant business, and we expect to do so in the fourth quarter of 2018. We presently have lease obligations for three of our restaurants. We are attempting to sublease our restaurants or assign the restaurant leases. However, we may not be able to sublease or assign the leases on a non-recourse basis, which means that we may still have a continuing liability with respect to some or all of our leases until the leases expire to the extent that any subtenant or assignee does not comply with the lease terms, including the payment of rent.

We are in the process of changing the direction of our business. We intend to negotiate a non-exclusive distribution agreement with a manufacturer of medical device systems used for various forms of screening which provides physicians and medical professionals with useful data utilized for maximizing the management of patients’ health, and upon entering into such an agreement, to market the equipment. We never generated any revenue from such business, and we can give no assurance that we can or will ever successfully negotiate a distribution agreement on acceptable terms, compete in the marketing of medical equipment, operate profitably or generate positive cash flow.

As a result of our proposed change in the direction of our business, we expects that, during the fourth quarter of 2018, we will recognize an impairment charge with respect to the intangible assets and goodwill associated with our restaurant business, which was $57,727 at September 30, 2018, and we are evaluating possible impairment charges with respect to the property, plant and equipment associated with the restaurant business, which was $502,505.

In connection with employment agreements with our newly appointed chief executive officer and chief operating officer, we issued 5,000,000 shares of common stock, valued at $5,850,000, to the chief executive officer and 250,000 shares of common stock, valued at $292,500, to the chief operating officer. These shares are fully vested on issuance, with the result that we will incur a non-cash compensation expense of $6,142,500 in the fourth quarter of 2018.

In view of the change in our business direction, the information relating to our operations and cash flow for the nine months ended September 30, 2018 will not have any relevance to our future business operations.

Results of Operations

Three months ended September 30, 2018 and September 30, 2017

The following table summarizes our results of operations for the three months ended September 30, 2108, and September 30, 2017:

	Three Months Ended
	September 30,
Statement of Operations Data:	2018	2017	Changes

Revenue	$91,914	$203,327	$(111,413)
Cost of Goods Sold	33,491	90,927	57,436
Gross Profit	58,423	112,400	(53,977)
Operating Expenses	228,447	372,354	143,907
Loss From Operations	(170,024)	(259,954)	89,930
Other Expenses	(171,799)	(496)	(171,303)
Net Loss	$(341,823)	$(260,450)	$(81,373)

For the three months ended September 30, 2018, we generated revenue of $91,914 compared to $203,327 for the three months ended September 30, 2017. The revenues generated by we were primarily related to restaurant sales. The decrease in revenues was primarily related to the remodeling of the Santa Monica location, which resulted in decreased sales during the period. Cost of goods sold for the three months ended September 30, 2018 was $33,491, resulting in a gross profit of $58,423, compared to cost of goods sold of $90,927 and gross profit $112,400 from the three months ended September 30, 2017.

Operating expenses were $228,447 for the three months ended September 30, 2018, compared to $372,354 for the three months ended September 30, 2017.

	Three Months Ended
	September 30,
Operating Expenses:	2018	2017	Changes

Depreciation and amortization	$47,873	$49,183	$(1,310)
General and administrative	107,883	173,163	(65,280)
Professional fees	25,593	38,312	(12,719)
Salaries and wages	47,098	111,696	(64,598)
Total operating expenses	$228,447	$372,354	$(143,907)

Depreciation and amortization was consistent and comparable as we acquired minimal amount of property, plant and equipment during three months ended September 30, 2018.

General and administrative expenses were $107,883, decreased by $65,280 from 173,163 for the three months ended September 30, 2017 as we planned to cease the current business operations in the fourth quarter of 2018 and incurred less rent, maintenance promotion and travel expenses during the three months ended September 30, 2018.

Professional fees were $25,593 for the three months ended September 30, 2018, decreased by $12,719 from $38,312 for the three months ended September30, 2017 attributed to decreased stock transfer and accounting fees.

Salaries and wages were $47,098 for the three months ended September 30, 2018, decreased by $64,598 from $111,696 for the three months ended September 30, 2017. The small decrease was due to cyclical workforce requirements, and temporary renovations that occurred in the Santa Monica location.

Nine months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2108, and September 30, 2017:

	Nine Months Ended September 30,
Statement of Operations Data:	2018	2017	Changes

Revenue	$375,064	$492,371	$(117,307)
Cost of Goods Sold	157,488	219,645	62,157
Gross Profit	217,576	272,726	(55,150)
Operating Expenses	990,303	1,145,694	155,391
Loss From Operations	(772,727)	(872,968)	100,241
Other Expenses	(291,443)	(265,971)	(25,472)
Net Loss	$(1,064,170)	$(1,138,939)	$74,769

For the nine months ended September 30, 2018, we generated revenue of $375,064 compared to $492,371 for the nine months ended September 30, 2017. The decrease in revenues was primarily related to the remodeling of the Santa Monica location, which resulted in decreased sales during the period. Cost of goods sold for the nine months ended September 30, 2018 were $157,488 resulting in a gross profit of $217,576, compared to cost of goods sold of $219,645 and gross profit $272,726 from the nine months ended September 30, 2017 with the gross margin sustained at a relatively consistent level compared to the comparative period of 2017.

Operating expenses were $990,303 for the nine months ended September 30, 2018, compared to $1,145,694 for the nine months ended September 30, 2017.

	Nine Months Ended September 30,
Operating Expenses:	2018	2017	Changes

Depreciation and amortization	$148,956	$109,651	$39,305
General and administrative	368,059	414,600	(46,541)
Professional fees	92,830	135,988	(43,158)
Salaries and wages	195,788	234,095	(38,307)
Stock based compensation	184,670	251,360	(66,690)
Total operating expenses	$990,303	$1,145,694	$(155,391)

Depreciation and amortization was $148,956 for the nine months ended September 30, 2018, which increased by $39,305 from $109,651 for the nine months ended September 30, 2017 due to increased assets, including trademarks and property.

General and Administrative expenses were $368,059 for the nine months ended September 30, 2018, which decreased by $46,541 from $414,600 for the nine months ended September 30, 2017 as we planned to cease the current business operations in the fourth quarter of 2018 and gradually incurred less rent, maintenance, promotion and travel expenses during the nine months ended September 30, 2018.

Professional fees were $92,830 for the nine months ended September 30, 2018, which decreased by $43,158 from $135,988 for the nine months ended September 30, 2017 attributed to decrease in listing, accounting and consulting fees.

Salaries and wages were $195,788 for the nine months ended September 30, 2018, decreased by $38,307 from $234,095 for the nine months ended September 30, 2017. The small decrease was due to cyclical workforce requirements, and temporary renovations that occurred in the Santa Monica location.

Stock based compensation $184,670 was incurred for the nine months ended September 30, 2018 compared to $251,360 for the nine months ended September 30, 2017 , relates to the issuance of common shares for consulting services to support the expansion of the new restaurant locations.

Liquidity and Capital Resources

The following tables present selected financial information on our capital as of September 30, 2018 and December 31, 2017 and our cash flows for the nine months ended September 30, 2018 and September 30, 2017:

	September 30,	December 31,
Capital Data:	2018	2017	Changes

Cash and Cash Equivalents	$86,555	$87,102	$(547)
Current Assets	$145,708	$159,175	$(13,467)
Current Liabilities	$984,055	$435,942	$548,113
Working Capital (Deficiency)	$(838,347)	$(276,767)	$(561,580)

	Nine Months Ended September 30,
Cash Flow Data:	2018	2017	Changes

Cash Flows used in Operating Activities	$(397,128)	$(461,495)	$64,367
Cash Flows used in Investing Activities	(618)	(361,346)	360,728
Cash Flows provided by Financing Activities	397,199	769,292	(372,093)
Net decrease in Cash During Period	$(547)	$(53,549)	$53,002

As of September 30, 2018 and December 31, 2017 our cash was $86,555 and $87,102, respectively. The nominal increase in cash reflected the cash flow from financing activities being almost the same as cash used in operating activities.

As of September 30, 2018, we experienced a decrease in our working capital of $561,580. The decrease in working capital during the nine months ended September 30, 2018 was primarily from increase in current liabilities mainly due to increase in short-term convertible notes payable and short-term advances from stockholders.

Cash Flows

We fund our operations with cash generated from restaurant sales revenue and, in the nine months ended September 30, 2018, proceeds from the issuances of convertible notes and advances from stockholders and in the nine months ended September 30, 2017 from the sale of common stock.

Operating Activities

For the nine months ended September 30, 2018, net cash used in operating activities was $397,128, principally reflecting our net loss of $1,064,170 decreased by a decrease in prepaid expenses of $2,195, and increased by depreciation and amortization of $148,956, stock based compensation of $189,242, amortization on note discount $189,242, loss on extinguishment of debt of $89,000, an increase in accounts payable of $26,372, an increase in sales tax payable of $11,796 and an increase in accrued interest of $6,751.

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

Investing Activities

For the nine months ended September 30, 2018, net cash used in investing activities was $618 for equipment purchase compared to net cash used of $361,346 related to the acquisition of building and equipment for our restaurants during the nine months ended September 30, 2017.

 Financing Activities

Net cash provided by financing activities was $397,199 for the nine months ended September 30, 2018 mainly attributed to cash proceeds from issuance of convertible notes for $287,500 and advances from stockholders of $154,948 offset by repayment to related party for $39,000 and repayment of bank loans at $6,249.

Net cash provided by financing activities was $769,292 for the nine months ended September 30, 2017 mainly attributed to cash proceeds from issuance of common stock for $1,000,000. We also repaid notes of $167,500, bank loans of $5,558 and related party loans of $57,650 from the proceeds of the stock sale.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have generated significant revenues since inception. As at September 30, 2018, we have an accumulated loss of $2,984,767 and we sustained a loss of $1,064,170 for the nine months ended September 30, 2018. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our continuing operations are dependent upon our ability to raise adequate financing and to commence profitable operations in the future and pay our liabilities arising from normal business operations as they become due and we require significant additional funding for our operations and our growth. Our ability to raise financing may be impaired by the terms of our outstanding convertible notes and warrants, and we cannot assure you that we can or will be able to raise funds on favorable, if any terms. Any financing involving equity or convertible securities could result in significant dilution to our stockholders and could result in a significant reset in the exercise price of outstanding warrants and the conversion price of our outstanding debt and could significantly impair the price of our common stock.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our disclosure controls and procedures (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer, concluded that our disclosure controls were not effective as of September 30, 2018, such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the period ended September 30, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NATURE’S BEST BRANDS, INC.

Dated: November 14, 2018	By:	/s/ Lawrence Biggs
Lawrence Biggs
Chief Executive Officer

	By:	/s/ Douglas W. Samuelson
Douglas W. Samuelson
Chief Financial Officer

