Form 10-K
period 2018-12-31
PreCheck Health Services, Inc.
filed 2019-04-16
CIK 1654588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 001-37807

PRECHECK HEALTH SERVICES, INC.
(Exact name of registrant as specified in its charter)

Florida	47-3170676
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

305 W. Woodard, Suite 221, Denison TX 75020

(Address of Principal Executive Offices) (Zip Code)

___________________________________________________

Registrant’s telephone number, including area code: (903) 337-1872

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $3,600,000 as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the last sale price of the registrant’s common stock on such date of $1.12 per share, as reported on the OTC Bulletin Board.

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

As of April 16, 2019, there were 14,205,417 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None.

PRECHECK HEALTH SERVICES, INC.

As used in this annual report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to Precheck Health Services, Inc. and its subsidiaries, unless the context indicates otherwise.

Forward Looking Statements

 This annual report on Form 10-K contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

•	We require substantial funds for our operations, including meeting our purchase requirements in order to maintain our rights under our private label agreement relating to our only product, the PC8B.

•	We have recently commenced the business of marketing the PC8B, and may not be able to develop the market for our product.

•	We may not be able to operate profitably or generate an acceptable gross margin. Through December 31, 2018, we have operated at a loss, and for the three months ended December 31, 2018, which was the first quarter in which we generated revenue from this product, we sold our product at cost, generating no gross profit.

•	The development of our business depends upon our ability to market our product to physicians. If we cannot demonstrate to physicians that our product will benefit their practice, we will not be able to operate profitably, we will; not be able to operate profitably.

•	The marketability of our product is depending upon the physician being reimbursed at acceptable rates from insurance, Medicaid and Medicare and rates and coverage are subject to change

•	We are a one-product company, and subject to all of the risk incident to a one product company.

•	We are dependent upon a sole supplier for our product.

•	We may not be able to offer physicians equipment with the most current technology.

•	We face competition from other companies as well as companies that market diagnostic tests directly to consumers, and our supplier has the right to sell equipment identical to the PC8B without our private label markings, in competition with us.

•	Any recalls involving the PC8B or our supplier’s product.

•	We will need to hire key executive, marketing and managing personnel.

•	If we continue to fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results.

•	If we raise funds through the issuance of equity, we may have to issue securities at a price which will result in material dilution to our stockholders.

•	Since we are a “penny stock” it may be difficult for potential investors to purchase our stock which may adversely affect both the market for our stock and the stock price.

•	Any adverse consequences resulting from a 2001 SEC order concerning our chief executive officer.

•	Since our stock is thinly traded, actions by third parties to either sell or purchase our common stock in quantities that would have a significant effect on our stock price.

•	Current and future economic and political conditions.

•	Other assumptions described in this annual report.

•	Other matters that are not within our control.

Information regarding market and industry statistics contained in this annual report is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, you should not place undue reliance on these forward-looking statements.

The forward-looking statements in this report speak only as of the date of this report and you should not to place undue reliance on any forward-looking statements. Forward-looking statements are subject to certain events, risks, and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this report as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under in this report, including those described under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in other reports and documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

PART I

ITEM 1. BUSINESS

General

Prior to the fourth quarter of 2018, through our subsidiaries, we operated four restaurants that offered healthy food. In the fourth quarter of 2018, we discontinued the restaurant business, although we continue to have obligations under restaurant leases.

Our current business is the distribution of a medical screening device, the PC8B, which we purchase from the manufacturer pursuant to a private label contract. The PC8B medical device is a screening tool designed for use by physicians and medical personnel in managing patient’s health. The device screens patients for biomarkers which are pre-cursors to certain diseases. The PC8B is designed to provide the physician with risk indications of multiple health issues of the patient being screened. The result of the screening is that the PC8B provides physicians with the capability to view data regarding certain biomarkers, immediately after the screening, which can assists them in preventing chronic diseases such as diabetes, cardiovascular disease, and many others. The PC8B is non-invasive, and combined with its ankle brachial index test, takes less than 8 minutes to complete an assessment.

We believe that the PC8B has a convenient and simple one page physician dashboard that provides a comprehensive overview of key elements of a patient’s health, while covering eight key risk factors. The physician can use this information to determine the best course of action to resolve the patient’s condition depending on the risk score for each factor.

The manufacturer has obtained FDA clearances to market its device for measuring body signs such as photo plethysmography, volume plethysmography, and galvanic skin response. The mathematical analysis of those body signals provides markers of cardio metabolic risk, autonomic neuropathy, vascular dysfunction and other risk factors. The manufacturer has obtained patent protection for its product. The PC8B is the same product that the manufacturer sells to others except that it has our private label indicia.

Marketing

We plan to market the PC8B medical device to physicians under an agreement pursuant to which the physician will pay us a fixed fee per month plus an additional fee per every test performed by the physician. Physicians are reimbursed by insurance, Medicare and Medicaid. Reimbursements vary from state to state and by payer, and coverage and reimbursement rates are subject to change. Under these arrangements, we would offer to provide the medical practice with billing and processing after the test has been performed by the practice. The tests are scheduled and administered by the physician’s office. We would collect paperwork or electronic records from the practice reflecting the completion of the test. Once we have collected these records from the practice, we process them and submit them to the appropriate insurance, Medicaid, or Medicare on behalf of the practice. Once the practice receives the reimbursement deposit from the payor, we invoice the practice and collect the fees from the practice. We do not receive any payment unless the practice receives reimbursement from the third-party payor. The administrative services are performed on our behalf by JAS Consulting, which is owned by Justin Anderson, our chief operating officer, for which we pay JAS Consulting a fee of $10 or $20 per test, depending on the test.

We also sell the PC8B to physicians. All revenue for the year ended December 31, 2018 was generated by sales of the equipment.

We are planning three marketing programs to obtain service agreements for the PC8B from the physicians -- independent medical device representatives, direct contact with physicians utilizing webinar presentations, and attendance at medical trade shows which cater to the preventive care, general care, functional medicine, and anti-aging focused physicians. We cannot assure you that we will be able to successfully implement our marketing programs.

Agreement with Supplier

On November 12, 2018, we entered into a supply and private label agreement with LD Technology, LLC pursuant to which LD Technology will manufacture and sell to us on a private label basis a non-invasive medical system that we market as the PC8B.

The agreement provides that LD Technology will provide the equipment on a private label basis is subject to our making minimum purchases on a quarterly basis based on contract years ending on November 30. The minimum purchases, based on agreed-up pricing, start at $140,000 for the first quarter, which is the quarter that ended February 28, 2019, and $202,500 per quarter for the balance of the first contract year, increasing annually to $375,000 for each quarter in the fourth contract year. We are required to make payment at the time the purchase order is placed. If we fail to meet the purchase and payment requirements for any contract quarter, we have 15 business days from the end of the contract quarter to purchase and pay for the shortfall for such quarter, and, in the event that we fail to pay for such shortfall, the agreement shall automatically terminate without any notice from LD Technology. We met our purchase requirements for the quarter ended February 28, 2019.

Government Regulations

In order to market medical devices including the PC8B, FDA clearance is required. The manufacturer has obtained FDA clearance to market its product, which is the same equipment as the PC8B, for the diagnostic tests for which we market the PC8B.

Intellectual Property

We have no patent, trademark or other intellectual property rights.

.

Research and Development Activities

We have not engaged in any research and development activities

Employees

As of December 31, 2018, we had three employees, two of whom, including our chief executive officer, are full time.

Our Organization

We are a Florida corporation organized under the name Hip Cuisine, Inc. on March 19, 2014. We changed our corporate name to Nature’s Best Brand, Inc. on June 15, 2018 and to PreCheck Health Services, Inc. on January 3, 2019. Our executive offices are located at 305 W. Woodard Street, Suite 221, Denison TX 75020, telephone (903) 337-1872. Our website is www.precheckhealth.com. Any information on or derived from our website or any other website does not constitute a part of this annual report.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this annual report before making an investment decision with regard to our securities. The statements contained in this annual report include forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. The risks set forth below are not the only risks facing us. Additional risks and uncertainties may exist that could also adversely affect our business, prospects or operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or a significant part of your investment.

Risks Concerning Our Business

We have not generated any gross profit from our present business and, as a start-up company, you have no way to evaluate our ability to operate profitably, and we cannot assure you that we can or will operate profitably.

We have incurred losses since inception. We commenced our business in the sale and marketing of diagnostic equipment in November 2018, and, for the year ended December 31, 2018, we generated revenue of $70,000, no gross profit and a loss from operations of $6,430,794, and a net loss of $7,926,516. As a result, you will have no way to evaluate our ability to generate revenue and profits. We are subject to risks common to start-up enterprises, including, among other factors, undercapitalization, cash shortages, dependence on one product, limitations with respect to personnel, financial and other resources and lack of revenues. Our ability to generate revenues and operate profitably is dependent upon our ability to market our equipment to medical practices and the use by the physicians of our equipment, and we have not demonstrated our ability to market our product or of the willingness of physicians to use our equipment. We cannot assure you that we will be successful in achieving profitability and the likelihood of our success must be considered in light of our early stage of operations. There can be no assurance that we will be able to operate profitably or generate positive cash flow.

We require significant funding for our operations.

We require significant funding for our operations. Under our agreement with our supplier, we must pay for the equipment we sell or license in advance. We also require funding for operations, including the development of a distribution network, compensation, including executive compensation, and other marketing and related expenses. We cannot assure you as to the availability or the terms of any future financing. We do not have any agreements or understandings with respect to any potential financing. Our low stock price and the lack of an active market in our stock may affect our ability to raise funds and the terms on which we will be able to raise funds. Our failure to obtain necessary financing could impair our ability to operate profitably. To the extent that we raise funds through the issuance of equity securities, such issuance may result in significant dilution to our stockholders. Further, any financing involving equity or convertible securities could result in significant dilution to our stockholders and could result in a significant reset in the exercise price of outstanding warrants and the conversion price of our outstanding convertible debt and could significantly impair the price of our common stock.

Our auditors’ report includes a going concern paragraph.

Our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements expressing concerns about our ability to continue as a going concern. We have not generated significant revenues since inception. As at December 31, 2018, we have an accumulated deficit of $7,396,651, and for the year ended December 31, 2018, had no gross margin and we sustained loss from operations of $6,430,794 and a net loss of $7,926,516. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Because we are a one-product company, we are dependent upon our success in developing a market for this product.

We currently have one product which we plan to sell or license, the PC8B diagnostic equipment. Because we only market one product, we are dependent upon our ability to obtain sufficient quantity of our product and to develop and sustain a market for our product at a price that enables us to generate an acceptable gross margin. In the event that our product becomes obsolete or physicians do not wish to purchase or use our product, we have no other product to sell, and we may not be able to continue in business. A number of factors may affect the willingness of a physician to purchase or license medical equipment, including, but not limited to, insurance reimbursement, the cost of the equipment, the availability of dedicated office space for our equipment, the ease of use, overhead, feedback from patients, problems with the equipment and the ease of obtaining maintenance for the equipment; the perceived utility of the tests performed by our equipment which could be performed by other equipment, technological developments which may make our product obsolete or less desirable, and other factors that affect the decision of a physician or medical group to allocate space, personnel and resources to medical equipment. We cannot assure you that we can develop and sustain a market for our equipment. Further, since our agreement with LD Technology only covers the equipment that we market as the PC8B and enhancements, we cannot assure you that we will be able to purchase any other equipment which LD Technology may develop or that we will be able to negotiate a supply agreement with another company to obtain other equipment. In order for us to develop our business and to reduce the risks associated with being a one-product company, we need to obtain distribution rights to complementary products both to protect ourselves against market declines in the PC8B and to develop a marketing organization that can market more than one product, and it may be difficult to change or add products to our proposed marketing program. We can give no assurance that we can or will be able to develop distribution relationships for other products and the failure to do so could impair our ability to generate revenue and operate profitably.

Because we are dependent upon one equipment supplier, the failure or inability of this supplier to deliver the equipment would affect our operations.

The PC8B diagnostic equipment is manufactured for us by LD Technology pursuant to a supply and private label agreement dated November 12, 2018. The PC8B is LD Technology’s diagnostic equipment with certain private label indicia to meet our requirements. Our right to LD Technology’s product is non-exclusive, and LD Technology has the right to sell the equipment to others without our private label indicia. Further, since LD Technology can sell the equipment to others and manufactures other equipment for the medical industry, we are dependent upon LD Technology’s allocation of resources and we cannot assure you that LD Technology will be able to meet our requirements. The failure of LD Technology to meet our requirement could materially impair our ability to generate revenue since we do not have any other products. Since the PC8B is LD Technology’s product, we cannot have the product made by another supplier. We are dependent upon LD Technology to meet our requirements and to maintain the quality of the equipment it sells to us. If LT Technologies discontinues the PB8B, we will not be able to generate revenue from the product and, if we do not obtain distribution rights for other products, we may not be able to continue in business.

Because our agreement with LD Technology is non-exclusive, LD Technology may sell the same or similar equipment to others.

Since LD Technology has the right to sell to others the same equipment that it sells to us, without our private label indicia, on such terms as it may determine, we may compete both with other distributors of LD Technology diagnostic equipment, which may include advanced version of our equipment, and with distributors of diagnostic equipment manufactured by others.

Our agreement with LD Technology automatically terminates in the event that we fail to meet the purchase order and payment requirements.

LD Technology’s agreement to sell us the PC8B on a private label basis is subject to our making minimum purchases on a quarterly basis for based on contract years ending on November 30. The minimum purchases, based on agreed-up pricing, start at $140,000 for the first quarter and $202,500 per quarter for the balance of the first contract year, increasing annually to $375,000 for each quarter in the fourth contract year. We are required to make payment at the time the purchase order is placed. If we fail to meet the purchase and payment requirements for any contract quarter, we have 15 business days from the end of the contract quarter to purchase and pay for the shortfall for such quarter, and, in the event that we fails to pay for such shortfall, the agreement shall automatically terminate without any notice from LD Technology.

Because we pass on to our customer’s LD Technology’s product warranty, we are dependent upon LT Technology to service products we sell and to provide warranty service.

We pass to our customers LD Technology’s standard product warranty. In the event that the equipment does not function as warranted, the user will be dependent upon LD Technology’s ability to address any problems which may arise on a timely basis. Even though our customers acknowledge in their agreement with us that they are relying on the manufacturer’s warranty, we cannot assure you that they will not make a claim against us for any malfunction or damages and that we will not be held liable for any damages the customer may incur. Further, the failure of LD Technology to provide warranty service to our customers could impair our ability to sell our product.

We are dependent upon the ability of LD Technology to develop enhancements in the PC8B to meet the real or perceived requirements of physicians and to meet technological development.

The medical equipment field is characterized by the rapid technological changes and the development of new products or enhancements of existing product to take advantage of the latest technological advances as well as changes in the kind of equipment physicians want to purchase. We do not have any research and development capabilities, and we are dependent upon LD Technology to develop enhancements in its products. We can give no assurance that LD Technologies will develop enhancements to the PC8B to enable the product to be competitive, both in terms of price and function. Because LD Technologies offers a range of products, it may orient its research and development activities to products other than the PC8B. Our inability to offer products in the price range and with the functions desired by physicians could impair our ability to generate revenues and operate profitably.

Our manufacturer may not be able to protect its intellectual property.

We are relying LT Technologies to protect its intellectual property relating to the PC8B. We cannot assure you that any equipment we sell, whether manufactured by LT Technology or another manufacturer, will not violate the intellectual property rights of third parties. Any claim of violation of the intellectual property rights of a third party, whether or not there is infringement, could result in litigation against us and could impair our ability to generate revenue or operate profitably. Further, the failure of our manufacturer to obtain rights to intellectual property of third parties, or the potential for intellectual property litigation, could result in our manufacturer’s discontinuing to offer the product.

Any recall or threat of recall of products we sell could impair our ability to generate revenues.

Medical equipment may be subject to recall or threat of recall in the event of adverse events which result from or are claimed to result from the use of the equipment. We cannot assure you that any equipment that we market will not be subject to recall. Further, word of mouth complaints about the equipment, whether raised by physicians, posted on our or LD Technology’s website and in social media could impair our ability to market our product with the result that our revenues and net income could be impaired.

Our failure to offer customers a financing alternative may impair its ability to sell products.

Although we plan to market the PC8B medical device to physicians under an agreement pursuant to which the physician will pay us a fixed fee per month plus an additional fee per every test performed by the physician, we do not offer any financing arrangements to potential customers looking to purchase our equipment, and we do not have the financial ability to offer financing arrangements. Our failure or inability to offer customers a financing option may impair our ability to market products.

Changes in insurance company, Medicare and Medicaid practices could impair the market for our products.

The market for medical equipment is strongly affected by the extent that physicians who use the equipment can receive reimbursement for the use of the equipment. Reimbursement policies are subject to change, and any changes in insurance, Medicare or Medicaid policies that make to more difficult for physicians to receive reimbursement for tests performed using our equipment could impair our ability to generate revenue and operate profitably.

Our ability to sell our products can be impaired by any action by the Federal Food and Drug Administration (the “FDA”) to modify or revoke the terms of its marketing approval of our products.

Medical equipment is subject to regulations of the Food and Drug Administration, and pre-marketing approval is required before any medical equipment can be marketed. LD Technology has advised us that it has obtained FDA approval to market its equipment, any changes or any revocation of any approval previously give can impair our ability to derive revenue from the product.

We may be responsible for the operation of our products even though we do not manufacture the products.

Even though we does not manufacture its products, we may be held ultimately responsible for any defects in the products we sell. We cannot assure you that customers will not experience operational process failures or other problems, including through intentional acts, that could result in potential product safety, regulatory or environmental risks, and that we will not be held responsible for any resulting loss or damages. We do not have product liability insurance. Although our agreement with LD Technology provides that LD Technology maintain product liability insurance with covereage limited of not less that $1,000,000 which covers the products sold by LD Technology to us, we cannot assure you that LD Technology will maintian such insurance or that any insurance which LD Technology maintains will be sufficient to cover any liability to which we may be subject.

We are dependent upon our executive officers.

We are dependent upon our executive officers, principally Lawrence Biggs, our chief executive officer, and Justin Anderson, our chief operating officer. Although we have employment agreements with Mr. Biggs and Mr. Anderson, the employment agreement do not guarantee that Mr. Biggs and Mr. Anderson will continue with us. The loss of Mr. Biggs and Mr. Anderson would materially impair our ability to conduct its business. Further, in December 2018 and January 2019, Mr. Biggs was hospitalized and, he was released from the hospital. We cannot assure you that heath issues will not impair Mr. Biggs’ ability to serve as our chief executive officer. The ability of Mr. Biggs to serve us on a full-time basis is critical to our ability to develop our business and any loss of his services, even for a short period, could impair our ability to develop our business.

If we are unable to attract, train and retain marketing, technical and financial personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train and retain key management, marketing, technical and financial personnel. Recruiting and retaining capable personnel, particularly those with expertise in medical equipment, are vital to our success. There is substantial competition for qualified personnel, and this competition will increase. We cannot assure you we will be able to attract or retain the technical and financial personnel it requires. If we are unable to attract and retain qualified employees, our business may be materially and adversely affected.

Failure to manage our business effectively could cause our business to suffer.

As a start-up company with one product, we will need to manage our business effectively. We will need to hire, train, retain and evaluate qualified personnel, evaluate the market and marketing strategy for our products, evaluate and negotiate agreements for potential products that complement our existing product, review, evaluate and revise, on an ongoing basis our marketing strategy and its implementation, negotiate financing in advance of our immediate cash needs, insure compliance with applicable laws relating to our business, establish and enforce labor practices including non-discrimination and anti-harassment policies, and generally manage our business. Our failure to manage all aspects of our business could impair our reputation and our ability to hire and retain qualified personnel and to generate profits from our business. We cannot assure you that we will be able to manage our business effectively or that our business will not be impaired by our failure to manage our business.

Risks Affecting our Common Stock

We have has not established internal controls over financial accounting and reporting, and a failure of our control systems to prevent error or fraud may materially harm us.

We have not established any internal controls over financial accounting and reporting, and we may be unable to establish effective internal controls. The failure to establish internal controls would leave us without the ability to reliably assimilate and compile financial information about us and could significantly impair our ability to prevent error and detect fraud, all of which would have a negative impact on us. Moreover, we do not expect that disclosure controls or internal control over financial reporting, even if established, will prevent all error and fraud. Since we few employees with an accounting background and little, if any, segregation of duties, it will be difficult, if not impossible, to establish internal controls over financial reporting. Because of the inherent limitations in all control systems, no evaluation of controls can provide assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially adversely impact us. Further, our failure to establish internal controls could result in enforcement action by the SEC.

Because our common stock is a penny stock, you may have difficulty selling the common stock in the secondary trading market.

Our common stock is a penny stock, as defined by the SEC regulations, and therefore is subject to the rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The SEC rules may have the effect of reducing trading activity in our common stock by making it more difficult for investors to purchase and sell their shares. The SEC’s rules require a broker or dealer proposing to effect a transaction in a penny stock to deliver the customer a risk disclosure document that provides certain information prescribed by the SEC, including, but not limited to, the nature and level of risks in the penny stock market. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction. In addition, the SEC’s rules also require a broker or dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before completion of the transaction. The existence of the SEC’s rules may result in a lower trading volume of in our common stock and lower trading prices. Further, some broker-dealers will not process transactions in penny stocks and many clearing firms do not clear penny stocks, which could impair your ability to sell shares of our common stock.

There is presently a thin market for our common stock, which may make it difficult for you to sell your stock.

Our common stock is quoted on the OTC Pink marketplace under the symbol HLTY. The OTC Pink market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides. Furthermore, according to the OTC Markets website, the OTC Pink “is for all types of companies that are there by reasons of default, distress or design, which is why they are further segmented based on the level of information that they provide.” The trading market for our common stock is very thin, there are days when there is no or minimal trading in our common stock and often the reported trading volume is less than 5,000 shares. Accordingly, even if an active market develops, as to which we can give no assurance, there can be no assurance as to the liquidity of our common stock, the ability of holders of our common stock to sell common stock, or the prices at which holders may be able to sell our common stock. If there is not a significant float, the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares. Further, a thinly traded stock can be a target for persons seeking to manipulate the price of the common stock.

The stock price of our common stock has been volatile and your investment in our common stock could suffer a decline in value.

The dollar volume trading in our common stock is low, and we cannot assure you that any significant market will develop. As a result, any reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy shares. Further, stocks with a low trading volume may be more subject to manipulation than a stock that has a significant public float. The price of our stock may fluctuate significantly in response to a number of factors, many of which are beyond its control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

•	the low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;

•	the market’s perception as to our ability to generate positive cash flow or earnings;

•	changes in our or securities analysts’ estimate of our financial performance;

•	our ability or perceived ability to obtain necessary financing for its operations;

•	the perception of the market of our ability to generate revenue and cash flow;

•	the anticipated or actual results of our operations;

•	changes or anticipated changes on FDA policy or in insurance company, Medicare and Medicaid reimbursement policies;

•	changes in market valuations of other companies in whose business is the sale of medical equipment;

•	litigation or changes in regulations affecting medical equipment;

•	concern about our lack of internal controls;

•	any discrepancy between anticipated or projected results and actual results of our operations;

•	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on the stock price of our common stock; and

•	other factors not within our control.

Raising funds by issuing equity or convertible debt securities could dilute the net tangible book value of the common stock and impose restrictions on our working capital.

If we were to raise additional capital by issuing equity securities, either alone or in connection with a non-equity financing, the net tangible book value of the then outstanding common stock could decline. If the additional equity securities were issued at a per share price less than the market price, which is customary in the private placement of equity securities, the holders of the outstanding shares would suffer a dilution, which could be significant. We may have difficulty in raising funds through the sale of debt securities because of both our financial position, the lack of any collateral on which a lender may place a value, and the absence of any history of revenue or operations. If we are able to raise funds from the sale of debt securities, the lenders may impose restrictions on our operations and may impair our working capital as we service any such debt obligations.

Our officers, directors and principal stockholders may be able to take any action requiring stockholder approval without the vote of the other stockholders.

Our officers, directors and principal stockholders own 75.1% of our outstanding common stock, which gives them the ability, without the vote of other stockholders, to elect all directors and to take any action requiring stockholder approval.

Lawrence Biggs was the subject of an SEC order in 2001.

On August 1, 2001, the SEC announced the filing of an action in the United States District Court for the Northern District of Texas, seeking an injunction and civil penalties against Larry Biggs, Jr. and other former officers of MAX Internet Communications, Inc., a former Nasdaq-listed company. The complaint alleged that the defendants overstated MAX’s sales which resulted in an increase in the stock price of MAX’s common stock in violation of Sections 10(b) and 13 of the Securities Exchange Act and rules thereunder. In settling the matter, Mr. Biggs agreed to accept a permanent injunction barring future violations of the anti-fraud, record-keeping and reporting provisions of the federal securities laws. Additionally, Mr. Biggs paid a $40,000 penalty. MAX was not named as a defendant, and the SEC order does not prohibit Mr. Biggs from serving as an officer or director of a public company.

We do not intend to pay any cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on its common stock in the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own any real estate properties.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

Part II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Pink market under the symbol HLTY. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transaction.

Stockholders

As of the close of business on April 11, 2019, we had 57 holders of record of our common stock.

Dividends

We did not pay any dividends during 2018 and 2017, and we do not anticipate paying dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

In August 2017, our directors and stockholders approved the 2017 Employee/Consultant Common Stock Compensation Plan, pursuant to which we can grant options of issue stock for up to 750,000 shares. As of December 31, 2018, we had granted 150,000 shares and 600,000 shares are available for grant pursuant to options or stock grants.

Repurchase of Securities

We did not repurchase any of shares of our common stock during 2016 and 2017.

Recent Sales of Unregistered Securities

Since January 1, 2018, we issued the following securities in transactions that were exempt from registration under the Securities Act.:

Common Stock

On January 25, 2018, we issued 12,000 shares of common stock, valued at $10,920, based on market price of $0.91 per share, for services provided to us.

On February 23, 2018, we issued 60,000 shares of common stock valued at $60,000, based on market price of $1.00 per share, to an investment banking firm for pursuant to a six-month investment banking agreement.

On May 21, 2018, issued 15,834 shares of common stock, valued at $15,674 based on the market price of the common stock on the date of issuance of $0.99, for leasehold improvements.

On October 3, 2018, we issued 60,000 shares of common stock, valued at $60,000, based on market price of $1.00 per share, for investment banking services provided to us pursuant to an investment banking agreement.

On October 11, 2018, we issued 75,000 shares of common stock, valued at $76,501, based on market price of $1.02 per share, in connection with the repayment of debt and cancellation of warrants.

On November 5, 2018, we issued 5,000,000 shares of common stock, valued at $5,850,000, based on market price of $1.17 per share, to Lawrence Biggs, our chief executive officer, pursuant to his employment agreement.

On November 5, 2018, we issued 250,000 shares of common stock, valued at $292,500, based on market price of $1.17 per share, to Justin Anderson, our chief operating officer pursuant to his employment agreement.

On January 17, 2019, we issued 25,500 shares to Justin Anderson, our chief operating officer, in consideration of Mr. Anderson making a $25,000 loan to us. The shares were valued at $25,000, based on a market price of $1.00 per share.

On January 30, 2019, we issued 50,000 shares of common stock, valued at $48,500, based on the market price of $0.97 per share, to Jacob Anderson pursuant to an employment agreement with Mr. Anderson. Jacob Anderson is the brother of Justin Anderson.

Other Securities

In March 2018, we issued three convertible promissory notes due September 2018 in the aggregate principal amount of $321,000, of which a promissory note in the principal amount of $80,250 was issued to Doug Samuelson, our chief financial officer. In connection with these convertible notes, we issued two-year warrants to purchase a total of 300,000 shares of common stock at an exercise price of $1.20 per share. Warrants to purchase 75,000 shares of common stock were issued to Mr. Samuelson.

In August and September 2018, we entered into note amendments to cancel the 300,000 warrants through payments totaling $25,000 and 75,000 of the warrants were exchanged from 75,000 shares of common stock, valued at $1.02 per share totaling $76,501.

On November 26, 2018, we issued a non-interest bearing convertible promissory note due November 30, 2019 in the principal amount of $98,400 to Doug Samuelson, our chief financial officer, at an original issuance discount of $16,400, resulting in a purchase price of $82,000.

All of the foregoing issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act, as transacations not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

Overview

Prior to the fourth quarter of 2018, through our subsidiaries, we operated four restaurants that offered healthy food. In the fourth quarter of 2018, we discontinued the restaurant business, although we continue to have obligations under restaurant leases. The restaurant business is treated as a discontinued operation. Our current business is the distribution of a medical screening device, the PC8B, which we purchase from the manufacturer pursuant to a private label contract. The PC8B medical device is a screening tool designed for use by physicians and medical personnel in managing patient’s health.

We have a private label agreement with the manufacturer of the PC8B pursuant to which we are required to make certain minimum purchases of equipment in order to maintain the agreement. The minimum purchases, based on agreed-up pricing, start at $140,000 for the first quarter, which is the quarter that ended February 28, 2019, and $202,500 per quarter for the balance of the first contract year, increasing annually to $375,000 for each quarter in the fourth contract year. We are required to make payment at the time the purchase order is placed. If we fail to meet the purchase and payment requirements for any contract quarter, we have 15 business days from the end of the contract quarter to purchase and pay for the shortfall for such quarter, and, in the event that we fail to pay for such shortfall, the agreement shall automatically terminate without any notice. Because of our lack of cash to make our required purchases, during the fourth quarter of 2018 and the first quarter of 2019, we sold equipment at cost to an entity owned by our chief operating officer in order to generate the cash we needed to purchase the equipment for inventory.

Our business plan contemplates our placing the equipment in a physician’s officer, with the physician paying us a fixed monthly fee plus an additional fee per every test performed by the physician. To date, we have not generated any revenue from this marketing plan. We also offer to sell the equipment to the physicians. Because we are a one product company, we are dependent upon our ability to market the PC8B.

If we are unable to market this equipment we may not be able to continue in business. We cannot assure you that we will be successful in either placing the equipment with physicians or selling the equipment to the physicians or otherwise generating revenue and gross profit from this product.

Results of Operations

Year ended December 31, 2018 and 2017

The following table summarizes our results of operations for the year ended December 31, 2108, and December 31, 2017:

	Year Ended December 31,
Statement of Operations Data:	2018	2017	Changes

Revenue	$70,000	$-	$70,000
Cost of Goods Sold	70,000	-	(70,000)
Gross Profit	$-	$-	$-
Operating Expenses	6,430,794	175,053	(6,255,741)
Loss From Operations	$(6,430,794)	$(175,053)	$(6,255,741)
Other Expenses	(348,575)	(269,511)	(79,064)
Net Loss From Continued Operations	$(6,779,369)	$(444,564)	$(6,334,805)
Net Loss From Discontinued Operations	(1,147,147)	(1,055,511)	91,636
Net Loss	$(7,926,516)	$(1,500,075)	$6,426,441

For the year ended December 31, 2018, we incurred net loss from continued operations of $6,779,369 and incurred net loss from discontinued operations of $1,147,147 for total net loss of $7,926,516, as compared to net loss from continued operations of $444,564 and net loss from discontinued operations of $1,055,511 for total net loss of $1,500,075 during the year ended December 31, 2017.

For the year ended December 31, 2018, we recognized revenue of $70,000 from the sale of five PC8B units at cost to a company controlled by our chief operating officer. Operating expenses were $6,430,794 for the year ended December 31, 2018, compared to $175,053 for the year ended December 31, 2017. The increase in operations expenses was mainly due to stock based compensation of $6,142,500 incurred during the year ended December 31, 2018 for common stock issued to our newly-appointed executive chief officer ($5,850,000) and chief operating officer ($292,500) pursuant to their employment agreements. Professional fees were $278,299 for the year ended December 31, 2018, which increased by $103,246 from $175,053 for the year ended December 31, 2017. During the year ended December 31, 2018, we sustained a net loss from discontinued operations of $1,147,147 as compared with a loss from discontinued operations for the year ended December 31, 2017 of $1,055,511.

Liquidity and Capital Resources

The following table present selected information as to our cash and working capital for the year ended December 31, 2018 and 2017:

	December 31,	December 31,
Capital Data:	2018	2017	Changes

Cash and Cash Equivalents	$4,532	$87,102	$(82,570)
Current Assets	$77,081	$159,175	$(82,094)
Current Liabilities	$1,172,813	$435,942	$736,871
Working Capital (Deficiency)	$(1,095,732)	$(276,767)	$(818,965)

The increase in our working capital deficiency primarily resulted from an increase in current liabilities mainly due to increase in short-term convertible notes payable and short-term advances from stockholders.

The following table summarized our cash flow for the years ended December 31, 2018 and 2017.

	Year Ended
	December 31,
Cash Flow Data:	2018	2017	Changes

Cash Flows used in Operating Activities	$(503,386)	$(1,047,308)	$543,922
Cash Flows used in Investing Activities	(3,042)	-	(3,042)
Cash Flows provided by Financing Activities	423,858	942,750	(518,892)
Net decrease in Cash During Period	$(82,570)	$(104,558)	$21,988

For the year ended December 31, 2018, net cash used in operating activities was $503,386, principally reflecting our net loss from continued operations of $6,779,369 and net loss from discontinued operations of $1,147,147, reduced by stock-based compensation of $6,142,500, stock issued for services of $267,420, depreciation and amortization of $216,095, amortization on note discount of $201,137, loss on extinguishment of debt of $140,500, a decrease in prepaid expenses of $72,073, goodwill impairment of $37,894, an increase in accounts payable and accrued liabilities of $78,752, an increase in deposits of 8,471, a decrease in changes in net assets from discontinued operations of $11,666 and was increased by an increase in other receivable of $4,378, an increase in inventory of $28,000 and a decrease in sales tax payable of $793.

For the year ended December 31, 2017, net cash used in operating activities was $1,047,308, principally reflecting our net loss from continued operations of $444,564 and net loss from discontinued operations of $1,055,511, offset by loss on debt settlement of $266,250, stock based compensation of $366,360, a decrease in refundable sales taxes of $731, a decrease in prepaid expenses of $2,612, an increase in accounts payable and accrued liabilities of $36,363 and an increase in sales tax payable of $5,639 and was increased by bank overdraft of $407 and an increase in change in net assets from discontinued operations of $224,781.

Net cash used in investing activities was $3,042 for the year ended December 31, 2018 from the purchase of leasehold improvement. There were no investing activities during the year ended December 31, 2017.

Net cash provided by financing activities was $423,858 for the year ended December 31, 2018 mainly attributed to cash proceeds from issuance of convertible notes for $505,000 and net advances from stockholders of $195,703, offset by payments of convertible notes of $205,000 and repayment of bank loans at $71,845.

Net cash provided by financing activities was $942,750 for the year ended December 31, 2017 mainly attributed to cash proceeds from issuance of common shares for $1,000,000. The Company also has received $65,886 advances from its shareholder and $65,000 advances from another related party. The Company has made $180,500 notes payable repayment and $7,636 bank loan repayment.

We require significant financing for our operations, including the purchase of inventory of PC8B from our manufacturer. In order to meet our initial purchase requirements we sold five units at cost to a company controlled by our chief operating officer during the fourth quarter of 2018 and an additional five units during the first quarter of 2019. Unless we are obtain to find a funding source, it will be difficult for us to operate profitably. We are engaged in negotiations with respect to a bank line of credit in order to provide us with funding for working capital, including the purchase of inventory, but we cannot assure you that we will be able to negotiate a financing on reasonable, if any, terms.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Going concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have generated significant revenues since inception. As at December 31, 2018, we have an accumulated loss from continued operations of $7,396,651 and an accumulated loss from discontinued operations of $2,450,462, and we sustained a loss form continued operations of $6,779,369 and a loss from discontinued operations of $1,147,147 in year 2018. These factors among others raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our continuing operations are dependent upon our ability to raise adequate financing and to commence profitable operations in the future and pay our liabilities arising from normal business operations as they become due and we require significant additional funding for our operations and our growth. Our ability to raise financing may be impaired by the terms of our outstanding convertible notes and warrants, and we cannot assure you that we can or will be able to raise funds on favorable, if any terms. Any financing involving equity or convertible securities could result in significant dilution to our stockholders and could result in a significant reset in the exercise price of outstanding warrants and the conversion price of our outstanding convertible debt and could significantly impair the price of our common stock.

Estimates

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

Revenue Recognition

We recognize revenue in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

We recognize revenue when we satisfy our obligation by transferring control of the goods to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;
b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or
c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

We adopted Topic 606 as of January 1, 2018 using the modified retrospective approach applied to all contracts that were not completed at adoption based on the contract terms in existence at adoption. No adjustment was required to beginning retained earnings as a result of this adoption and none of the enhanced revenue-related disclosures were required.

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

We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. Effective January 1, 2019, the Company is accounting for stock-based compensation to non-employees pursuant to Topic 718, with the result that stock-based compensation is treated the same for employees and non-employees.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements start on Page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of December 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2018, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified below.

Disclosure controls and procedures are designed to provide that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated, recorded, processed, summarized, communicated to our management, including our principal executive officer and principal financial officer and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal controls refer to the process designed by, or under the supervision of, our principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP and includes those policies and procedures that:

1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls of financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, and due to the material weakness described below, management concluded that our internal controls were not effective as of December 31, 2018.

Our management identified the following material weakness: our inability to record transactions and provide disclosures in accordance with US GAAP. We do not have sufficient personnel in our accounting department is inexperienced in GAAP, and we rely on outside consultants to perform our accounting functions. We also do not have any independent directors to serve on an audit committee. Because of our lack of resources we do not have the personnel or systems necessary for effective internal controls and we do not believe that we will be able to implement effective internal controls until and unless we have developed our business so that it generates sufficient working capital to enable us to do so.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal controls may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our current executive officers and directors.

Name	Age	Position
Lawrence Biggs	59	Chief executive officer, president, chairman of the board and director
Justin Anderson	43	Chief operating officer and director
Douglas W. Samuelson	58	Chief financial officer

There are no family relationships between or among any of our executive officers or directors.

Lawrence Biggs has been chief executive officer and a director since October 2018. He was chief executive officer and a stockholder of Unisource Health, Inc., a company that marketed diagnostic equipment, from August 2017 until September 2018. From September 2013 to September 2015, Mr. Biggs was chief executive officer and a stockholder of Rawkin Juice, Inc. We acquired the assets of Rawkin Bliss LLC dba Rawkin Juice in April 2017 pursuant to an asset purchase agreement dated December 14, 2016, for the assumption of liabilities in the amount of approximately $300,000. Since October 2015, Mr. Biggs was owner and chief executive officer of Cardio Supply LLC, which sold medical devices through trade shows. Since April 2019, Mr. Biggs has been owner and chief executive officer of Nexus Ventures, which provides business and consulting services. We believe that Mr. Biggs experience in the marketing and sale of medical devices will be important to the ability of the Company to develop its proposed business.

Justin Anderson has been a director and chief operating officer since October 2018. He has been the chief executive officer and an owner of CPD Integrated Healthcare (formerly Center for Psychological Development, Inc.), which provides outpatient counseling and substance abuse treatment, psychological and neuropsychological testing, and psychiatric medication management in two states through six locations and 54 providers, since 2005, Serenity Counseling, Inc., which provides outpatient counseling and substance abuse treatment, psychological and neuropsychological testing, and psychiatric medication management, since 2010, Brothers Rods & Customs, LLC, which specializes in custom paint and body work for show vehicles and custom specialty vehicles, since 2013, and JAS Consulting, Inc., which provides full practice management, billing and coding services, and provider contracting to physicians and physician owned medical practices, since 2013. Mr. Anderson received his BA in business management from Oklahoma State University. The Company believes that Mr. Anderson’s experience in the medical field will be important to the ability of the Company to develop its proposed business. Mr. Anderson works for us on a part-time basis.

Douglas W. Samuelson has served as our Chief Financial Officer since September 1, 2015. He is a finance professional with progressive experience within public and private sectors with significant experience in Securities and Exchange Commission reporting and regulations, internal audit and Sarbanes-Oxley compliance, and business operations, systems, controls and processes for a wide variety of industries. From 2014 until 2015, Mr. Samuelson performed CFO contract services for a small public company, handling all SEC reporting and financial reporting responsibilities, performing consulting services to several public companies, primarily relating to Sarbanes-Oxley compliance, and assisting them with SEC financial reporting and GAAP technical consulting. From 2012 to 2014, Mr. Samuelson served as Chief Financial Officer to Medacata USA, Inc., an orthopedic distributor of hip, knee and spine implants and surgical instruments with $50 million in revenues. From 2011 to 2012, he performed consulting services to several public companies, primarily relating to Sarbanes-Oxley compliance, also assisted them with SEC financial reporting and GAAP technical consulting. From 2010-2011, Mr. Samuelson served as Director of Accounting and Financial Reporting for Response Genetics, Inc., a publicly traded company located in Loa Angeles, California . From 2005 to 2010, Mr. Samuelson was Director of Auditing Services for the CPA firm of J.H. Cohn, LLP located in Woodland Hills, California.

Each director serves for a one-year term after which they may stand for re-election at the Company’s annual meeting of stockholders. Each of our directors serves until his resignation or removal. Our officers serve at the pleasure of our board of directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

On August 1, 2001, the SEC announced the filing of an action in the United States District Court for the Northern District of Texas, seeking an injunction and civil penalties against Lawrence Biggs, Jr. and other former officers of MAX Internet Communications, Inc., a former Nasdaq-listed company. The complaint alleged that the defendants overstated MAX’s sales which resulted in an increase in the stock price of MAX’s common stock in violation of Sections 10(b) and 13 of the Securities Exchange Act and rules thereunder. In settling the matter, Mr. Biggs agreed to accept a permanent injunction barring future violations of the anti-fraud, record-keeping and reporting provisions of the federal securities laws. Additionally, Mr. Biggs paid a $40,000 penalty. MAX was not named as a defendant, and the SEC order does not prohibit Mr. Biggs from serving as an officer or director of a public company.

Board’s Role in Risk Oversight

The board of directors has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant committees. These committees then provide reports to the full board. The oversight responsibility of the board and its committees is enabled by management reporting processes that are designed to provide visibility to the board about the identification, assessment, and management of critical risks. These areas of focus include strategic, operational, financial and reporting, succession and compensation, compliance, and other risks. The board and its committees oversee risks associated with their respective areas of responsibility, as summarized below.

Board Committees

The board does not have any committees.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the SEC. Mr. Biggs and Mr. Anderson were late in filing their Forms 3 and 4.

Code of Ethics

We have not adopted a code of ethics.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and other compensation paid by us in 2017 and 2016 to our chief executive officer and one other officer who received total compensation greater than $100,000 in 2016.

SUMMARY COMPENSATION TABLE

Name and
Principal				Stock	Option
Position	Year	Salary	Bonus	Awards	Awards	Total
Lawrence Biggs[1], CEO	2018	$-	$-	$5,850,000	$-	$5,850,000
Justin Anderson[2], COO	2018	-	-	292,500	-	292,500
Natalia Lopera[3], CEO	2018	-	-	-	-	-
	2017	-	-	-	-	-

1

Mr. Biggs was appointed chief executive officer on October 15, 2018. The stock awards represents the value of the 5,000,000 shares of common stock issued to Mr. Biggs pursuant to his employment agreement. Compensation to Mr. Biggs does not include $113,750, representing the value of 125,000 shares issued to Mr. Biggs for consulting services prior to his appointment as an officer and director.

2	Mr. Anderson was appointed chief operating officer on October 15, 2018. The stock awards represents the value of the 250,000 shares of common stock issued to Mr. Anderson pursuant to his employment agreement.
3	Ms. Lopera resigned on October 15, 2018’

Employment Agreements

Pursuant to an employment agreement dated October 31, 2018 with Lawrence Biggs, we agreed to employ Mr. Biggs as our chief executive officer for a term ending on December 31, 2021, which continues thereafter on a year-to-year basis unless terminated by Mr. Biggs or us on not less than 30 days’ prior written notice. As compensation for his services, on November 5, 2018, we issued to Mr. Biggs 5,000,000 shares of common stock, valued at $1.17 per share, which was the closing price for the common stock on November 5, 2018, for a total of $5,850,000, and we agreed to pay Mr. Biggs an annual salary of $300,000, which will commence at such time as we have raised $2,000,000 from the private placement of our equity securities, at which time we believe we will have the funds to enable us to pay his salary.

Pursuant to an employment agreement dated October 31, 2018 with Justin Anderson, we agreed to employ Mr. Anderson as chief operating officer for a term ending on October 31, 2021, which continues thereafter on a year-to-year basis unless terminated by Mr. Anderson or us on not less than 30 days’ prior written notice. Mr. Anderson in engaged in other business activities which do not conflict with his duties to us. Mr. Anderson is to devote such time and attention to our business as he, with the concurrence of the board of directors or the chief executive officer, shall reasonably deem necessary to enable him to fulfill his duties to us, and the concurrence of the board of directors or chief executive officer shall not be unreasonably withheld. As compensation for his services, we are to issue to Mr. Anderson 250,000 shares per year. On November 5, 2018, we issued to Mr. Anderson the initial 250,000 shares, which are valued at $1.17 per share for a total of $292,500. We are to issue 250,000 shares to Mr. Anderson on each of October 31, 2019 and October 31, 2020.

Outstanding Equity Awards at Year-End

There were no outstanding unexercised options, unvested stock or other equity incentive plan awards held by the named executive officer as of December 31, 2018.

Pension Benefits

We do not have any pension benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans.

Stock Compensation Plan

In August 2017, our directors and stockholders approved the 2017 Employee/Consultant Common Stock Compensation Plan, pursuant to which we can grant options of issue stock for up to 750,000 shares. As of December 31, 2018, we had granted 150,000 shares and 600,000 shares are available for grant pursuant to options or stock grants.  The shares that were granted include 125,000 shares that were granted to Lawrence Biggs in January 2018.  These shares were issued in January 2018 pursuant to a consulting agreement with Mr. Biggs.  Mr. Biggs was not an officer or director on the date of grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned based on 14,205,417 shares of common stock issued and outstanding as of April 11, 2019, by:

•	Each director;
•	Each current officer named in the summary compensation table
•	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
•	All officers and directors as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of April 16, 2019.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Beneficial Ownership
Natalia A. Lopera	5,500,000	38.7%
Lawrence Biggs	5,000,000	35.2%
Justin Anderson	275,000	1.9%
All directors and executive officers as a group (two persons)	5,275,000	37.1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Parties

Natalia Lopera, our former chief executive officer, who is a principal stockholder, periodically made interest-free advances to us for working capital, and we made periodic repayments to her. Amounts due to our former chief executive officer on account of these advances were $387,841 at December 31, 2018. The advances are payable on demand. During the year ended December 31, 2018, the Company’s former chief executive officer advanced $257,374 to the Company, and the Company repaid $127,672 to the former chief executive officer.

At December 31, 2017, we had notes payable to Doug Samuelson, our chief financial officer, for money advanced to us or pain on our behalf. During 2018,our chief financial officer advanced $90,000 cash to us for working capital and made payment of $42,000to a vendor to acquire inventory in on our behalf. During 2018, we repaid $24,000 to the Mr. Samuelson. The remaining balance of $160,000 was converted to two convertible notes payable during the year ended December 31, 2018.

On March 20, 2018, we issued a convertible note to Mr. Samuelson in the principal amount of $80,250 with $5,250 original issuance discount and two year-warrants to purchase 75,000 shares of common stock at $1.20 per share. The note and warrant were issued in satisfaction of the Company’s obligations to the chief financial officer in the principal amount of $75,000 for advances made by the chief financial officer to or for the benefit of the Company. The convertible note bears interest at a rate of 2% per annum, and was payable on September 20, 2018. The note is convertible into common stock at a variable conversion rate commencing 180 days after issuance. In connection with the issuance of the convertible note to the chief financial officer, the Company issued to the chief financial officer two-year warrants to purchase 75,000 shares of common stock at an exercise price of $1.20 per share. The terms of the note and warrant are the terms that we issued notes in the aggregate principal amount of $321,000 in March 2018. See Note 9 of Notes to Consolidated Financial Statements.

On September 30, 2018, the Company entered into an agreement with Mr. Samuelson pursuant to which we agreed to pay $90,000 to settle the note on or prior to December 31, 2018, and we would purchase the warrants for $12,500 no later than December 31, 2018, unless Mr. Samuelson agreed to accept 37,500 shares of common stock in exchange for the warrant. Pursuant to the agreement, Mr. Samuelson agreed not to covert the note or exercise the warrant prior to December 31, 2018. As of December 31, 2018, the amount due to Mr. Samuelson in respect of the promissory note and warrants was $102,500, which could be satisfied by a payment of $90,000 and the issuance of 37,500 shares of common stock. Outstanding balance on the note totaled $100,421 at December 31, 2018 (including principal of $102,500 and unamortized debt discount of $2,079). On March 15, 2019, we entered into an extension agreement with Mr. Samuelson extending the December 31, 2018 date to May 31, 2019.

On November 26, 2018, we issued to Mr. Samuelson a non-interest bearing convertible note due November 30, 2019 in the principal amount of $98,400, reflecting an original issuance discount of $16,400 and a purchase price of $82,000. The note was issued in respect to advances made to us and on our behalf in the aggregate amount of $85,000. The convertible note is payable on November 30, 2019. The principal amount of the note is convertible at the option of the holder into such securities as are issued in the next financing, except that the amount of the principal of the note represented by the original issuance discount ($16,400) is automatically converted into securities issued in the next financing. Outstanding balance on the note totaled $88,350 at December 31, 2018 (including principal of $98,400 and unamortized debt discount of $10,050).

On January 2, 2019, we entered into an agreement with JAS Consulting, which is owned by Justin Anderson, our chief operating officer, pursuant to which JAS Consulting performs the administrative services relating to agreements that we may have with physicians whereby we are to process insurance filings on behalf of physicians who are using our equipment, for which we pay JAS Consulting a fee of $10 or $20 per test, depending on the test.

On January 17, 2019, we borrowed $25,000 from JAS Consulting on a non-interest bearing basis. The note is payable from the proceeds of any financing we may complete. As consideration for the loan, we issued 25,000 shares of common stock to Justin Anderson.

JAS also provides us with office space in its offices in Denison, Texas for no charge.

In January 2018, we issued 125,000 shares of common stock to Lawrence Biggs for consulting services relating to our prior business. At the time of the issuance, Mr. Biggs was not an officer, director or affiliate of us.

Our revenue for 2018 represented revenue generated from the sale of five of our PC8B units to JAS Consulting at cost. We sold additional units to JAS Consulting at cost during the first quarter of 2019.

On January 2, 2019, the Company entered into an employment agreement with its newly-appointed director of sales, who is the brother of the Company’s chief operating officer, for a term expiring on December 31, 2019 and continuing on a quarter-to-quarter basis thereafter unless terminated by either party. The agreement provides for an annual salary of $60,000 plus a commission on sales. The director of sales’ salary is deferred until the earlier of the completion by the Company of one or more private financings that raise at least $1,000,000 or four months from the date of the agreement, at which time the Company will pay the director of sales on a current basis. The Company’s is to pay the amount of salary deferred when it has raised $3,000,000 from one or more private financings. On January 30, 2019, the Company issued 50,000 shares of common stock, valued at $48,500, to the director of sales in consideration of his agreement to the salary deferral provisions of his employment agreement. The stock was valued at the market price of $0.97 per share.

Director Independence

None of our directors is independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pinnacle Accountancy Group of Utah served as our registered independent public accountants for the fiscal year ended December 31, 2018 and 2017. The following table sets forth the fees billed by our independent accountants, Pinnacle Accounting Group of Utah for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017

Audit fees	$30,000	$27,000
Audit – related fees	--	--
Tax fees	--	--
All other fees	--	--

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.

All other fees relate to professional services rendered in connection our registration statement.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our board approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The exhibits listed on the Exhibit Index are filed as part of this Annual Report.

EXHIBIT INDEX

Exhibit No	Document Description
3.1	Amended and Restated Articles of Incorporation[1]
3.2	By laws[2]
10.1	Employment agreement dated October 31, 2018 between the Company and Lawrence Biggs[3]
10.2	Employment agreement dated October 31, 2018 between the Company and Justin E. Anderson[3]
10.3	Supply and Private Label Agreement dated November 12, 2018 between the Company and LD Technology LLC.[4]
10.4	2017 Employees/Consultants Stock Compensation Plan*
10.5	Service agreement dated January 2, 2019 between JAS Consulting, Inc. and the Company.*
10.6	Promissory note dated January 17, 2019 payable to JAS Consulting, Inc.*
10.7	Note purchase agreement dated November 26, 2018 between the Company and Doug Samuelson.*
10.8	Form of securities purchase agreement dated March , 2018[5]
10.9	Form of senior convertible callable promissory note dated March , 2018[5]
10.10	Form of warrant issued in March 2018[5]
10.11	Form of extension agreement dated March 15, 2019, between the Company and the holders of outstanding senior convertible promissory notes in the aggregate principal amount of $160,500.*
23.1	Consent of Pinnacle Accountancy Group of Utah*
31.1	Certification of Principal Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2

Certification of the Principal Accounting and Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

_____________

1	Filed as an exhibit to the Company’s report on Form 8-K, which was filed on January 8, 2019, and incorporated herein by reference.
2	Filed as an exhibit to the Company’s registration statement on Form S-1, which was filed on November 21, 2016, and incorporated herein by reference
3	Filed as an exhibit to the Company’s report on Form 8-K which was filed on November 7, 2018 and incorporated hereby by reference..
4	Confidential information in this agreement has been omitted
5	Filed as an exhibit to the Company’s report on Form 8-K, which was filed on March 13, 2018 and incorporated herein by reference.
* Filed herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 2019.

PRECHECK HEALTH SERVICES, INC.

/s/ Lawrence Biggs
Lawrence Biggs
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Company and in the capacities indicated below and on the dates indicated.

Signatures	Title	Date

/s/ Lawrence Biggs
Lawrence Biggs	Chief Executive Officer	April 16, 2019

/s/ Douglas W. Samuelson
Douglas W. Samuelson	Chief Financial Officer (Principal	April 16, 2019
Accounting and Financial Officer)

/s/ Justin Anderson
Justin Anderson	Director	April 16, 2019

PRECHECK HEALTH SERVICES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Precheck Health Services, Inc. (formerly Nature’s Best Brands, Inc.):

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Precheck Health Services, Inc. (formerly Nature’s Best Brands, Inc.), (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the result of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception, has accumulated a significant deficit, and has not yet generated net income. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Farmington, Utah

April 16, 2019

PRECHECK HEALTH SERVICES, INC.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$4,532	$87,102
Other receivable	2,549	-
Prepaids	-	72,073
Inventories	70,000	-
Total Current Assets	77,081	159,175

Net assets held for sale from discontinued operations	177,828	690,231
Total Assets	$254,909	$849,406

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Bank Loan, current portion	$-	$9,156
Accounts payable and accrued liabilities	189,760	111,008
Sales tax payable	4,846	5,639
Deposit	8,471	-
Convertible notes payable, net of unamortized debt discount of $45,376 and $0, respectively	393,124	-
Convertible notes payable - related party, net of unamortized debt discount of $12,129 and $0, respectively	188,771	-
Due to related parties	387,841	310,139
Total Current Liabilities	1,172,813	435,942
Bank Loan, less current portion	-	62,689
Total Liabilities	1,172,813	498,631

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 10,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 14,130,417 and 8,507,583 shares issued and outstanding, at December 31, 2018 and 2017, respectively	1,414	851
Additional paid-in capital	8,927,795	2,270,521
Accumulated Deficit from Discontinued Operations	(2,450,462)	(1,303,315)
Accumulated Deficit	(7,396,651)	(617,282)
Total Stockholders' Equity (Deficit)	(917,904)	350,775
Total Liabilities and Stockholders' Equity (Deficit)	$254,909	$849,406

The accompanying notes are an integral part of these audited consolidated financial statements

PRECHECK HEALTH SERVICES, INC.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2018	2017
Revenues – related party	$70,000	$-
Cost of Goods Sold	70,000	-
Gross Profit	-	-

Operating Expenses
General and administrative	9,995	-
Professional fees	278,299	175,053
Stock based compensation	6,142,500	-
Total Operating Expenses	6,430,794	175,053
Loss from Operations	(6,430,794)	(175,053)

Other Income (Expenses)
Interest Income	227	633
Interest Expense	(208,302)	(3,894)
Loss on extinguishment of debt	(140,500)	-
Loss on debt settlement	-	(266,250)
Total Other Income (Expenses)	(348,575)	(269,511)

Loss Before Income Taxes	(6,779,369)	(444,564)
Provision for income taxes	-	-
Net loss from Continued Operations	$(6,779,369)	$(444,564)
Net loss from Discontinued Operations	(1,147,147)	(1,055,511)
Net loss	$(7,926,516)	$(1,500,075)
Loss from Continued Operations per share: Basic and Diluted	$(0.71)	$(0.06)
Loss from Discontinued Operations per share: Basic and Diluted	$(0.12)	$(0.13)
Net loss per share: Basic and Diluted	$(0.83)	$(0.19)
Basic and Diluted Weighted Average Shares of Common Stock Outstanding	9,571,486	7,841,860

The accompanying notes are an integral part of these audited consolidated financial statements

PRECHECK HEALTH SERVICES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

					Accumulated	Total
	Common Stock		Additional		Deficit from	Stockholders'
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Discontinued Operations	Equity (Deficit)

Balance - December 31, 2016	6,585,333	$658	$486,664	$(172,718)	$(247,804)	$66,800
Common stock issued for cash	1,250,000	125	999,875	-	-	1,000,000
Common stock issued for trademark	18,000	2	18,938	-	-	18,940
Common stock issued for services	233,000	23	251,337	-	-	251,360
Common stock issued for loan repayment	306,250	31	398,719	-	-	398,750
Common stock issued for employee compensation	115,000	12	114,988	-	-	115,000
Net loss from discontinued operations	-	-	-	-	(1,055,511)	(1,055,511)
Net loss	-	-	-	(444,564)	-	(444,564)
Balance - December 31, 2017	8,507,583	$851	$2,270,521	$(617,282)	$(1,303,315)	350,775
Common stock issued for services	282,000	28	267,392	-	-	267,420
Common stock issued for leasehold improvement	15,834	2	15,672	-	-	15,674
Common stock issued for loan repayment	75,000	8	76,493	-	-	76,501
Common stock issued for employee compensation	5,250,000	525	6,141,975	-	-	6,142,500
Warrants issued in conjunction with convertible notes	-	-	155,742	-	-	155,742
Net loss from discontinued operations	-	-	-	-	(1,147,147)	(1,147,147)
Net loss	-	-	-	(6,779,369)	-	(6,779,369)
Balance - December 31, 2018	14,130,417	1,414	8,927,795	(7,396,651)	(2,450,462)	(917,904)

The accompanying notes are an integral part of these audited consolidated financial statements

PRECHECK HEALTH SERVICES, INC.

Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from Continued Operations	$(6,779,369)	$(444,564)
Net loss from Discontinued Operations	(1,147,147)	(1,055,511)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	216,095	-
Goodwill impairment	37,894	-
Amortization of debt discount	201,137	-
Loss on extinguishment of debt	140,500	-
Loss on debt settlement	-	266,250
Loss on disposal of leasehold improvements	279,793	-
Stock based compensation	6,142,500	366,360
Stock issued for services	267,420	-
Changes in operating assets and liabilities:
Other receivable	(4,378)	-
Refundable sales taxes	-	731
Prepaid expenses	72,073	2,612
Inventory	(28,000)	-
Bank overdraft	-	(407)
Accounts payable and accrued liabilities	78,752	36,363
Deposits	8,471	-
Sales tax payable	(793)	5,639
Change in Assets (Liabilities) from discontinued operations	11,666	(224,781)
Net cash used in operating activities	(503,386)	(1,047,308)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-
Purchase of leasehold improvements	(3,042)	-
Net cash used in investing activities	(3,042)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	1,000,000
Proceeds from issuance of convertible notes	505,000	-
Payments of convertible notes	(205,000)	(180,500)
Payments of bank loan	(71,845)	(7,636)
Net advances from related parties	195,703	130,886
Net cash provided by financing activities	423,858	942,750
Net decrease in cash and cash equivalents	(82,570)	(104,558)
Cash and cash equivalents - beginning of period	87,102	191,660
Cash and cash equivalents - end of period	$4,532	$87,102

Supplemental Cash Flow Disclosures
Cash paid for interest	$1,487	$35,167
Cash paid for income taxes	$-	$-

Non-cash Financing and Investing Activities
Amendment to terms of convertible notes	$138,500	$-
Warrants issued in connection with convertible notes payable	$112,696	$-
Amendment to terms of convertible notes – related party	$40,900	$-
Transfer of due to related party to convertible notes payable – related party	$160,000	$-
Acquisition of inventory with convertible note payable – related party	$42,000	$-
Warrants issued in connection with convertible notes payable – related party	$43,046	$-
Common stock issued for acquisition of intangible assets	$-	$18,940
Common stock issued as payment of Notes	$-	$398,750
Common stock issued for settlement of warrants	$76,501
Common stock issued for acquisition of leasehold improvements	$15,674	$-
Construction in progress transferred to leasehold improvements	$-	$153,930

The accompanying notes are an integral part of these audited consolidated financial statements

PRECHECK HEALTH SERVICES, INC.

Notes to the Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

PreCheck Health Services Inc. (the “Company”) is a Florida corporation organized under the name Hip Cuisine, Inc. on March 19, 2014. The Company changed its corporate name to Nature’s Best Brands, Inc. on June 15, 2018 and to PreCheck Health Services, Inc. on January 3, 2019. The Company is engaged in U.S. distribution of a medical screening device, the PC8B. The Company’s fiscal year end is December 31.

The Company has two subsidiaries, Hip Cuisine, Inc. (“Hip Cuisine”), a Panama corporation, and Rawkin Juice, Inc. (“Rawkin Juice”), a California corporation. The Company, through these subsidiaries, operated four restaurants that offered healthy food, coffee and juice, two in Panama and two in California. As of December 31, 2018, the Company had ceased restaurant operations, although it continues to have obligations under restaurant leases. The restaurant operations are treated as discontinued operations.

Under the new management, the Company changed its business, and, during the fourth quarter of 2018, the Company commenced operations for the U.S. distribution of a medical screening device, the PC8B, which it purchases from a domestic supplier. The PC8B medical device is a screening tool for use by physicians in managing a patient’s health. The Company can give no assurance that it can or will compete in the marketing of medical equipment, operate profitably or generate positive cash flow.

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

Foreign Currency Translation and Re-measurement

The Company’s functional currency and reporting currency is the U.S. dollar. The functional currency of Hip Cuisine, which operated two restaurants in Panama, is the Panamanian Balboa. All transactions initiated in Panamanian Balboa were translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements.” Since the Panamanian Balboa is pegged with the U.S. dollar at par, the Company recognized no gain or loss on foreign exchange translations during the years ended December 31, 2018 and 2017.

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

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Inventories

Inventories consist of medical screening devices, the PC8B, purchased from a domestic supplier. Inventories are stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.

Only finished goods inventory are held at year-end. No reserves is considered necessary for slow moving or obsolete inventory as inventory on hand at year-end was purchased near the end of the year. The Company continuously evaluates the adequacy of these reserves and makes adjustments to these reserves as required.

Equipment and Furniture

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

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2018 and 2017, no impairment losses have been identified.

With the cessation of the restaurant operations at the end of 2018, all the existing leasehold improvements, equipment and furniture in the Company’s possession were either disposed of or reclassified and reported as net assets held for sale from discontinued operations at December 31, 2018.

Net Assets Held for Sale from Discontinued Operations

Net assets held for sale from discontinued operations represent equipment and furniture for locations that have met the criteria of “held for sale” accounting, as specified by ASC360. With the cease of the restaurant operations and the Company’s move out of the restaurant locations during the year ended December 31, 2018, all the existing equipment and furniture still under the Company’s possession were depreciated through the last date of their usage in respective restaurant locations. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and intangible assets (including trademarks) in accordance with ASC 350 “Intangibles-Goodwill and Other” (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. In addition, ASC 350 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units; assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or goodwill impairment at future reporting dates.

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

With the cessation of the restaurant operations at the end of 2018, the Company fully impaired all goodwill and trademarks associated with the restaurant business.

Revenue Recognition

The Company recognizes revenue from the sale of the medical screening device, the PC8B, in accordance with ASC 606,”Revenue Recognition”, (“Topic 606”) following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the goods to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;
b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or
c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

The adoption of Topic 606 resulted in enhanced revenue-related disclosures, including any significant judgments and changes in judgments. Additionally, this standard requires the deferral of incremental direct selling costs to the period in which the related revenue is recognized. We adopted Topic 606 as of January 1, 2018 using the modified retrospective approach applied to all contracts that were not completed at adoption based on the contract terms in existence at adoption.

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

For the years ended December 31, 2018 and 2017, the Company accounted for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. Effective January 1, 2019, the Company is accounting for stock-based compensation to non-employees pursuant to Topic 718, with the result that stock-based compensation is treated the same for employees and non-employees.

During the year ended December 31, 2018, the Company incurred a stock-based compensation expense of $6,142,500 from the issuance of 5,250,000 shares of common stock to the employees and consultants for services. The Company did not incur any stock-based compensation expense for the year ended December 31, 2017.

 Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As at December 31, 2018 and 2017, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net losses available to common stockholders by the weighted average number of outstanding shares of common stock during the period. Diluted loss per share gives effect to all dilutive potential shares of common stock outstanding during the period unless the effect would be antidilutive. During the year ended December 31, 2017, the Company had no potential dilutive instruments and accordingly basic loss and diluted loss per share are the same. During the year ended December 31, 2018, the inclusion of potentially dilutive instruments would have been anti-dilutive.

For the year ended December 31, 2018 and 2017, respectively, the following convertible notes and warrants were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31,
	2018	2017
	<Shares>	<Shares>
Convertible notes payable	640,040	-
Warrants	75,000	-
	715,040	-

	Year Ended December 31,
	2018	2017
Net loss from Continued Operations	$(6,779,369)	$(444,564)

Net loss from Discontinued Operations	(1,147,147)	(1,055,511)

Net loss	$(7,926,516)	$(1,500,075)

Loss from Continued Operations per share: Basic and Diluted	$(0.71)	$(0.06)
Loss from Discontinued Operations per share: Basic and Diluted	$(0.12)	$(0.13)
Net loss per share: Basic and Diluted	$(0.83)	$(0.19)

Basic and Diluted Weighted Average Shares of Common Stock Outstanding	9,571,486	7,841,860

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenues since inception and has discontinued its restaurant business and changed its business operation focusing on establishing ourselves as the U.S. distributor of a medical screening device. As of December 31, 2018, the Company has an accumulated deficit from continuing operations of $7,396,651 and accumulated deficit from discontinued operations of $2,450,462. During the year ended December 31, 2018, the Company sustained a net loss from continued operations of $6,779,369 and a net loss from discontinued operations of $1,147,147. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – INVENTORIES

Inventories consist of medical screening devices, the PC8B, purchased from a domestic supplier. Inventories are stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. As of December 31, 2018 and 2017, the Company had finished goods inventory totaling $70,000 and $0, respectively.

NOTE 5 – EQUIPMENT AND FURNITURE

	December 31, 2018	December 31, 2017
Equipment	$235,846	$233,423
Furniture	61,924	61,306
Leasehold improvements	-	543,636
Less accumulated depreciation	(119,942)	(204,232)
	$177,828	$634,133

Equipment and furniture are stated at cost. Depreciation is computed on the straight-line method. The depreciation methods are designed to amortize the cost of the assets over their estimated useful lives, in years, of the respective assets as follows:

Equipment	5 Years
Furniture and Fixtures	5 Years
Leasehold Improvement	3 Years

During the years ended December 31, 2018 and 2017, the depreciation expense was $195,226 and $158,867, respectively.

With the cessation of the restaurant operations during the year ended December 31, 2018, the Company recognized a loss on disposal of leasehold improvements of $279,793. All the existing equipment and furniture under the Company’s possession were depreciated through the last date of their usage in respective restaurant locations and reported as non-current assets held for sale from discontinued operations as of December 31, 2018.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2018 and 2017, respectively::

	December 31, 2018	December 31, 2017
Trademarks:
Living Goumet[1]	$-	$5,985
Medidate Coffee [2]	-	12,219
Total Trademarks	-	18,204
Goodwill[3]	-	37,894
Total Intangible Assets	$-	$56,098

______________

1 The Company acquired the rights to the Living Gourmet trademark in February 2017 for which the Company issued 10,000 shares of common stock, valued at $0.63 per share, which was the market price of the common stock on the date of the acquisition, from an unaffiliated party. The Company agreed to pay a royalty of 20% of the net profits, as defined, generated from the use of the trademark.

2 On June 15, 2017, the Company issued 8,000 shares of common stock valued at $12,640, based on market price of $1.58 per share, to the managing member of Medidate Coffee Ltd., pursuant to an agreement with Medidate Coffee pursuant to which the Company obtained the exclusive rights to distribute Medidate coffee in Panama, Colombia and Costa Rica and received a 10% membership interest in Medidate Coffee. The Company agreed to pay 20% of net profit derived from the sales of Medidate Coffee sold in Company-owned outlets and 20% of the net profit derived from sales of Medidate Coffee products that were produced in the kitchens of the Company’s restaurants. The Company and Medidate Coffee have the exclusive right to use the Medidate Coffee brand name.

3 Goodwill is generated from the acquisition of net assets from Rawkin Bliss LLC by Rawkin Juice.

With the cessation of the restaurant operations at the end of 2018, the Company recorded impairment on goodwill and trademarks associated with the restaurant business of $37,894. The total amount of intangible assets and goodwill included in non-current assets held for sale from discontinued operations at December 31, 2018 and 2017 totaled $0 and $56,098, respectively. During the years ended December 31, 2018 and 2017, the amortization expense totaled $20,869 and $736, respectively

NOTE 7 – BANK LOAN

The Company had the following bank loan outstanding as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Bank loan, at $80,000 principal, repayable in monthly installments of $829 with an annual interest rate of 2%, maturing Nov 29, 2026	$-	$71,845
Less, current portion	-	(9,156)
Long-term portion	-	62,689

During the years ended December 31, 2018 and 2017, the interest expense on bank loans was $1,487 and $1,484.

NOTE 8 – RELATED PARTY TRANSACTIONS

Chief Executive Officer

Pursuant to the employment agreement with the chief executive officer, the Company agreed to employ him as its chief executive officer for a term ending on December 31, 2021, which continues thereafter on a year-to-year basis unless terminated by either the chief executive officer or the Company on not less than 30 days’ prior written notice. As compensation for his services, on November 5, 2018, the Company issued 5,000,000 shares of common stock, valued at $1.17 per share, which was the closing price for the common stock on November 5, 2018, for a total of $5,850,000, and the Company agreed to pay him an annual salary of $300,000, which will commence at such time as the Company has raised $2,000,000 from the private placement of its equity securities, at which time the Company believed it would have the funds to enable it to pay his salary.

Chief Operating Officer

Pursuant to the employment agreement with the chief operating officer, the Company agreed to employ him as chief operating officer for a term ending on October 31, 2021, which continues thereafter on a year-to-year basis unless terminated by either the chief operating officer or the Company on not less than 30 days’ prior written notice. The chief operating officer has other business activities which do not conflict with his duties to the Company. The compensation for the chief executive officer consists of 750,000 shares, of which the Company, on November 5, 2018, issued the initial 250,000 shares, which are valued at $1.17 per share for a total of $292,500. The Company is to issue 250,000 shares on each of October 31, 2019 and October 31, 2020.

For the year ended December 31, 2018, the Company recognized revenue of $70,000 from the sale of five PC8B units at cost to JAS Consulting, a company owned by our chief operating officer.

JAS Consulting also provides us with office space in its offices in Denison, Texas for no charge.

On January 2, 2019, the Company entered into an agreement with JAS Consulting for performing the administrative services relating to agreements that we may have with physicians whereby we are to process insurance filings on behalf of physicians who are using our equipment, for which we pay JAS Consulting a fee of $10 or $20 per test, depending on the test.

Chief Financial Officer

Total notes payable to the chief financial officer totaled $52,000 as of December 31, 2017. During the year ended December 31, 2018, the Company’s chief financial officer advanced $90,000 cash to the Company for working capital and made payment to a vendor to acquire inventory in the amount of $42,000 on behalf of the Company. During 2018, the Company repaid $99,000 to the chief financial officer. The remaining balance of $85,000 was converted to a convertible note during the year ended December 31, 2018.

On March 20, 2018, the Company issued a convertible note to the chief financial officer in the principal amount of $80,250 with $5,250 original issuance discount and two year-warrants to purchase 75,000 shares of common stock at $1.20 per share. The note and warrant were issued in satisfaction of the Company’s obligations to the chief financial officer in the principal amount of $75,000 for advances made by the chief financial officer to or for the benefit of the Company. The issuance of the note on March 20, 2018 did not have substantially different terms than the original note, and is not considered to be a debt modification under U.S. GAAP guidance. The convertible note bears interest at a rate of 2% per annum, and was payable on September 20, 2018. The note is convertible into common stock at a variable conversion rate commencing 180 days after issuance.

On September 30, 2018, the Company entered into an agreement with the chief financial officer pursuant to which the Company agreed to pay $90,000 to settle the note on or prior to December 31, 2018, and the Company would purchase the warrants for $12,500 no later than December 31, 2018, unless the chief financial officer agreed to accept 37,500 shares of common stock in exchange for the warrant. Pursuant to the agreement, the chief financial officer agreed not to covert the note or exercise the warrant prior to December 31, 2018. The change of conversion feature from the agreement is considered to be a debt modification which resulted in loss on extinguishment of debt of $22,250. As of December 31, 2018, the amount due to the chief financial officer in respect of the promissory note and warrants was $102,500, which could be satisfied by a payment of $90,000 and the issuance of 37,500 shares of common stock. Outstanding balance on the note totaled $100,421 at December 31, 2018 (including principal of $102,500 and unamortized debt discount of $2,079).

On November 26, 2018, the Company issued a non-interest bearing convertible note due November 30, 2019 to the chief financial officer in the principal amount of $98,400, reflecting an original issuance discount of $16,400. The note was issued in respect to advances made to and on behalf of the Company in the aggregate amount of $85,000. The convertible note is payable on November 30, 2019. The principal amount of the note is convertible at the option of the holder into such securities as are issued in the next financing, except that the amount of the principal of the note represented by the original issuance discount ($16,400) is automatically converted into securities issued in the next financing. Outstanding balance on the note totaled $88,350 at December 31, 2018 (including principal of $98,400 and unamortized debt discount of $10,050).

Principal Stockholder and Former Chief Executive Officer

The Company’s former chief executive officer, who resigned on October 15, 2018, and who is a principal stockholder of the Company, periodically made interest-free advances to the Company for working capital, and the Company has made periodic repayments to her. Amounts due to the former chief executive officer on account of these advances were $387,841 and $258,139 at December 31, 2018 and 2017, respectively. The advances are payable on demand.

During the year ended December 31, 2018, the Company’s former chief executive officer advanced $257,374 to the Company, and the Company repaid $127,672 to the former chief executive officer.

During the year ended December 31, 2017, the Company’s former chief executive officer advanced $453,386 to the Company, and the Company repaid $387,500 to the former chief executive officer.

NOTE 9 – CONVERTIBLE NOTES

On March 8, 2018 the Company issued a convertible note with principal amount of $160,500. The note was issued for a purchase price of $160,500, with an original issue discount of $10,500. The convertible note was due six months from funding are, accordingly, was treated as current liability. In connection with the issuance of the convertible note, the Company issued to the holders of the convertible note, two-year warrants to purchase 150,000 shares of common stock at an exercise price of $1.20 per share, subject to adjustment. The warrants were valued at $69,650 which is treated as a debt issuance discount. On August 20, 2018 the Company entered into a note amendment with the note settlement amount amended to $180,000 and note expiry date extended to October 16, 2018. Additionally, the warrants to purchase the original 150,000 shares of common stock will be settled by the Company through $25,000 to be paid to the warrant holder no later than October 16, 2018, or the issuance of 75,000 shares of common stock, at the option of the holder, per the modified terms. The change of conversion feature from the note amendment is considered to be a debt modification which resulted in loss on extinguishment of debt of $44,500. On October 11, 2018, the Company settled the warrants by issuing 75,000 shares of common stock, valued at $76,501, based on market price of $1.02 per share. The modification of the debt and settlement of warrants resulted in note extinguishment expense of $51,500. The note was repaid by December 31, 2018 and related debt discount was fully amortized to interest expense.

On March 20, 2018 the Company issued a convertible note with principal amount of $80,250. The note was issued for a purchase price of $80,250, with an original issue discount of $5,250. The convertible note was due six months from funding and, accordingly, was treated as current liability. In connection with the issuance of the convertible note, the Company issued to the holders of the convertible note, two-year warrants to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, subject to adjustment. The warrants were valued at $43,046 which is treated as a debt issuance discount. On September 30, 2018, the Company entered into a note amendment with the note settlement amount amended to $90,000 and note expiry date extended to March 30, 2019. Additionally, the warrants to purchase the original 75,000 shares of common stock will be settled by the Company through $12,500 to be paid to the warrant holder no later than March 30, 2019, or the issuance of 37,500 shares of common stock, at the option of the holder, per the modified terms. The change of conversion feature from the note amendment is considered to be a debt modification which resulted in loss on extinguishment of debt of $22,250. Outstanding balance on the note totaled $91,624 at December 31, 2018 (including principal of $102,500 and unamortized debt discount of $10,876).

On October 12, 2018, the Company issued a non-interest bearing convertible note to an unaffiliated party in the principal amount of $216,000 with $36,000 original issuance discount for cash proceeds of $180,000. The convertible note is payable on November 30, 2019. The note is convertible into common stock at a purchase price of the conversion securities in the next financing. Outstanding balance on the note totaled $189,000 at December 31, 2018 (including principal of $216,000 and unamortized debt discount of $27,000).

On October 17, 2018, Lucid Marketing Inc. entered into an agreement with FirstFire Global Opportunities Fund, LLC to buy out the outstanding principal amount and accrued interest of the promissory note at $120,000 with $10,000 original issuance discount. The note is non-interest bearing and matures on November 30, 2019. The note is convertible into common stock at a purchase price of the conversion securities in the next financing. Outstanding balance on the note totaled $112,500 at December 31, 2018 (including principal of $120,000 and unamortized debt discount of $7,500).

NOTE 10 – CAPITAL STOCK

Authorized Stock

On January 3, 2019, the Company amended and restated its articles of incorporation with the filing with the Secretary of State of Florida of its Amended and Restated Articles of Incorporation (the “Restated Articles”).

Under the Restated Articles, the total number of shares of capital stock which the Corporation shall have authority to issue is 110,000,000 shares, of which (i) 10,000,000 shares are preferred stock, with a par value of $0.0001 per share, and (ii) 100,000,000 shares are common stock, with a par value of $0.0001 per share. The par value of the common stock changed from $0.001 to $0.0001 per share, and the changes are retrospectively reflected in the share capital and additional paid in capital in the balance sheet.

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

During the year ended December 31, 2017, the Company issued 306,250 shares of common stock valued at $398,750, based on the market price on the respective issuance dates, to repay notes of $132,500 which was assumed by the Company in connection with its acquisition of the net assets of Rawkin Bliss LLC. A loss on debt settlement of $266,250 was incurred related to the repayment of the notes.

On January 25, 2018, the Company issued 137,000 shares of common stock, valued at $124,670, based on market price of $0.91 per share, for services provided to the Company.

On January 25, 2018, the Company issued 25,000 shares of common stock, valued at $22,750, based on market price of $0.91 per share for consulting services.

On February 23, 2018, the Company issued 60,000 shares of common stock valued at $60,000, based on market price of $1.00 per share, to an investment banking firm for pursuant to a six-month investment banking agreement.

On May 21, 2018, the Company issued 15,834 shares of common stock, valued at $15,674 based on market price of $0.99 on the date of issuance, for leasehold improvements.

On October 3, 2018, the Company issued 60,000 shares of common stock, valued at $60,000, based on market price of $1.00 per share, for services provided to the Company.

On October 11, 2018, the Company issued 75,000 shares of common stock, valued at $76,501, based on market price of $1.02 per share, to repay the outstanding warrants of the promissory note, resulting in note extinguishment expense of $51,500. See Note 9.

On November 5, 2018, the Company issued 5,000,000 shares of common stock, valued at $5,850,000, based on market price of $1.17 per share, to its newly appointed chief executive officer as compensation for his service.

On November 5, 2018, the Company issued 250,000 shares of common stock, valued at $292,500, based on market price of $1.17 per share, to its newly appointed chief operating officer as compensation for his service.

Warrants

The Company accounts for the issuance of warrants in connection with the issuance of convertible notes as an equity instrument and recognized the warrants under the Black-Scholes valuation model based on the market price of the Company’s common stock on the grant date at the exercise price of $1.20 per share. The holders of the warrants have piggyback registration rights with respect to the shares of common stock issuable upon exercise of the warrants.

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

In March 2018, the Company issued three convertible promissory notes due September 2018 in the aggregate principal amount of $321,000. In connection with these convertible notes, the Company issued two-year warrants to purchase a total of 300,000 shares of common stock at an exercise price of $1.20 per share. The warrants were valued at $155,742. 75,000 of these warrants were issued to a related party.

On August 20, 2018, the Company entered into an agreement with the holder of a convertible note that held a warrant to purchase 150,000 shares of common stock. Pursuant to the agreement, on October 11, 2018, the Company issued 75,000 shares of common stock, valued at $76,501, based on market price of $1.02 per share, and cancelled the warrant, resulting in note extinguishment expense of $51,500. See Note 10.

On September 30, 2018, the Company entered into agreements with the holders of two convertible promissory notes, one of whom is the Company’s chief financial officer, each of whom held warrants to purchase 75,000 shares of common stock.  Pursuant to the agreements, the Company agreed to purchase the warrants from the each of holders for $12,500, or will issue 37,500 shares of common stock to each of them by December 31, 2018.  At December 31, 2018, the note had not been paid and the warrants remained outstanding. See Notes 9 and 10.

The fair value of each warrant on the date of grant was estimated using the Black-Scholes option valuation model. The following weighted-average assumptions were used for options granted during the years ended December 31, 2018. There were no warrants issued or outstanding during 2017.The below table summarizes warrant activity during the nine months ended December 31, 2018:

The following table summarizes activity in the warrants during the year ended December 31, 2018.

	Number of Shares	Weighted - Average Exercise Price
Balances as of December 31, 2017	-	$-
Granted	300,000	1.20
Cancellation of warrants pursuant to convertible promissory note amendments	(150,000)	-
Balances as of December 31, 2018	150,000	$1.20

The following table summarizes information concerning the valuation of the outstanding warrants.

December 31, 2018
Exercise price	$1.20
Expected term	2 years
Expected average volatility	87%
Expected dividend yield	-
Risk-free interest rate	2.25%-2.34%

The following table summarizes information relating to outstanding and exercisable warrants as of December 31, 2018:

Warrants Outstanding			Warrants Exercisable
Weighted Average
Number	Remaining Contractual	Weighted Average	Number	Weighted Average
of Shares	life (in years)	Exercise Price	of Shares	Exercise Price
150,000	1.22	$1.20	-	$-

The valuation of the warrants at issuance date was $155,742, based on the Black-Sholes model discussed above, resulting in a debt discount of $155,742. During the year ended December 31, 2018, amortization of debt discount related to the warrants was $155,742. The warrants are treated as not being exercisable at December 31, 2018 pursuant to an agreement by which the holders agreed not to exercise the warrants prior to December 31, 2018. See Note 9 and Note 10.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at December 31, 2018, for those warrants for which the quoted market price was in excess of the exercise price (“in-the-money” warrants). As of December 31, 2018, the aggregate intrinsic value of warrants outstanding was $0 based on the closing market price of $0.999 on December 31, 2018.

NOTE 11 – NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

At the end of 2018, the Company discontinued operations relating to the restaurant operations as a result of the change in management and business direction as the U.S. distributor of the medical screening device.

In the fourth quarter of 2018, in connection with ceasing restaurant operations, the Company has classified various assets (including equipment and furniture) as held for sale. We expect to complete the sale of these assets within the next twelve months. Net assets held for sale from discontinued operations totaled $177,828 and $690,231 at December 31, 2018 and 2017, respectively.

Results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

The following table shows the results of operations of the restaurant operations for the years ended December 31, 2018 and 2017 which are included in the net loss from discontinued operations:

	Year Ended
	December 31,
	2018	2017
Revenues	$388,713	$650,385
Cost of goods sold	(258,589)	(301,159)
Gross Profit	130,124	349,226

Operating Expenses
Depreciation and amortization	216,095	159,603
General and administrative	520,134	554,304
Salaries and wages	111,888	341,403
Stock based compensation	124,670	366,360
Total Operating Expenses	972,787	1,421,670

Loss from Operations	(842,663)	(1,072,444)

Other Income (Expenses)
Loss on disposal of leasehold improvements	(279,793)	-
Impairment on goodwill and trademark	(37,894)	-
Other income	13,203	16,933
Total Other Income (Expense)	(304,484)	16,933

Loss Before Income Taxes	(1,147,147)	(1,055,511)
Provision for income taxes	-	-

Net Loss from Discontinued Operations	$(1,147,147)	$(1,055,511)

NOTE 12 – INCOME TAXES

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended December 31, 2018. The Company’s financial statements for the year ended December 31, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory federal income tax rate at 21% and Panama income tax rate at 25% to the income tax amount recorded for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended			Year Ended
	December 31, 2018			December 31, 2017
	USA	Panama	Total	USA	Panama	Total
Net operating loss carryforward	$1,516,728	$1,538,962	$3,055,690	$933,510	$620,729	$1,554,239
Effective tax rate	34%	25%	29%	34%	25%	30%
Deferred tax asset	515,688	384,741	900,428	317,393	155,182	472,575
Effect of change in the statutory rate	(197,175)	-	(197,175)	(121,356)	-	(121,356)
Less: Valuation allowance	(318,513)	(384,741)	(703,254)	(196,037)	(155,182)	(351,219)
Net deferred asset	$-	$-	$-	$-	$-	$-

At December 31, 2017, the Company had approximately $3,050,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2033 and 2038. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

The Company’s subsidiaries entered into leases for restaurant properties. The Company no longer operates any of the restaurants and is seeking to negotiate a termination of the leases or to find a subtenant. As of December 31, 2018, the Company owed a total of $38,265 with respect to its leases which has been included in Accounts payable and accrued liabilities in the Balance Sheets. The Company has continuing lease obligations in connection with these leases.

At December 31, 2018, the Company does not have any lease obligations with respect to its continuing operations.

The following is a schedule by years of minimum future rentals on leases, all of which relate to the discontinued operations, as of December 31, 2018:

Year Ending December 31:
2019	230,879
2020	202,010
Thereafter	286,400
Total minimum future rentals	$719,289

Supply and Private Label Agreement

On November 12, 2018, the Company entered into an agreement with the manufacturer of the medical screening device. Under the agreement, the manufacturer sells PC8B units to the Company on a private label basis under the contract term of 4 years commencing November 12, 2018 through August 31, 2022. In order to maintain the manufacturer’s obligation to provide the Company private labeling of the product, the Company must make the agreed purchases, the failing of which would terminate the agreement.

The following is a schedule by years of minimum future committed PC8B purchases as of December 31 2018 in order to retain its right to purchase the product:

Year Ending December 31:
2019	857,500
2020	1,062,500
Thereafter	2,437,500
Total minimum future unit purchase	$4,357,500

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events for the period of December 31, 2018 through the date that these financials were issued and noted the following subsequent events:

On January 2, 2019, the Company entered into an employment agreement with its newly-appointed director of sales, who is the brother of the Company’s chief operating officer, for a term expiring on December 31, 2019 and continuing on a quarter-to-quarter basis thereafter unless terminated by either party. The agreement provides for an annual salary of $60,000 plus a commission on sales. The director of sales’ salary is deferred until the earlier of the completion by the Company of one or more private financings that raise at least $1,000,000 or four months from the date of the agreement, at which time the Company will pay the director of sales on a current basis. The Company’s is to pay the amount of salary deferred when it has raised $3,000,000 from one or more private financings. On January 30, 2019, the Company issued 50,000 shares of common stock, valued at $48,500, to the director of sales in consideration of his agreement to the salary deferral provisions of his employment agreement. The stock was valued at the market price of $0.97 per share.

In January 2019, the Company’s chief operating officer advanced the Company $25,000, which is to be paid, without interest, from the proceeds of the Company’s next financing. In consideration of the loan, the Company issued to the chief operating officer, 25,000 shares of common stock, valued at $25,250, based at the market price of $1.01 per share on January 19, 2019.

On March 15, 2019, the Company entered into agreements with two holders of convertible notes, each in the principal amount of $80,250, to extend the agreements to May 31, 2019 both the maturity date of the notes and the Company’s obligations to purchase the notes and the related warrants. One of these notes is held by the Company’s chief financial officer.

