Form 10-Q
period 2019-03-31
PreCheck Health Services, Inc.
filed 2019-05-15
CIK 1654588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by a check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 14,330,417 shares of common stock on May 14, 2019.

PRECHECK HEALTH SERVICES, INC.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2018, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

References to “we,” “us,” “our” and words of like import refer to PreCheck Health Services, Inc. and its subsidiaries unless the context indicates otherwise.

PreCheck Health Services, Inc.

Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	$30,049	$4,532
Accounts receivable - related party	30,000	-
Inventories	-	70,000
Prepaid expenses and other current assets	-	2,549
Total Current Assets	60,049	77,081

Property and equipment, net	212,489	-
Net assets held for sale from discontinued operations	177,828	177,828
Other assets	500	-
Total Other Assets	390,817	177,828

TOTAL ASSETS	$450,866	$254,909

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$142,222	$-
Convertible notes payable	413,409	393,124
Convertible notes payable - related party	192,039	188,771
Loans payable - related parties	669,541	387,841
Other current liabilities under discontinued operations	147,865	203,077
Total Current Liabilities	1,565,076	1,172,813

Stockholders' Deficit
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized; 14,205,417 and 14,130,417 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,421	1,414
Additional paid-in capital	9,001,538	8,927,795
Accumulated deficit from discontinued operations	(2,503,988)	(2,450,462)
Accumulated deficit	(7,613,181)	(7,396,651)
Total Stockholders' Deficit	(1,114,210)	(917,904)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$450,866	$254,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

PreCheck Health Services, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2019	2018

Revenues - related party	$60,000	$-
Cost of goods sold	28,000	-
Gross profit	32,000	-

Operating expenses	169,625	216,263

Loss from operations	(137,625)	(216,263)

Other expenses
Amortization of debt discount	(23,553)	(17,356)
Financing costs	(53,959)	-
Interest expense	(1,393)	(4,632)
Total other expenses	(78,905)	(21,988)

Loss from continuing operations	(216,530)	(238,251)

Loss from discontinued operations	(53,526)	(188,053)

Net loss	$(270,056)	$(426,304)

Loss per share from continuing operations	$(0.02)	$(0.03)
Loss per share from discontinued operations	$(0.00)	$(0.02)
Net loss per share	$(0.02)	$(0.05)

Basic and Diluted Weighted Average Shares of Common Stock Outstanding	14,184,306	8,651,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

PreCheck Health Services, Inc.

Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)

				Accumulated
				Deficit from
	Common Stock		Additional	Discontinued	Accumulated
	Shares	Amount	Paid-in Capital	Operations	Deficit	Total

Balance, December 31, 2017	8,507,583	$8,507	$2,262,865	$-	$(1,920,597)	$350,775

Fair value of common stock issued for services	197,000	197	184,473			184,670

Common stock issued for note payable	25,000	25	22,725			22,750

Fair value of warrants issued in conjunction with convertible notes	-	-	155,742	-	-	155,742

Net loss for the three months ended March 31, 2018	-	-	-		(426,304)	(426,304)

Balance, March 31, 2018 (unaudited)	8,729,583	$8,729	$2,625,805	$-	$(2,346,901)	$287,633

Balance, December 31, 2018	14,130,417	$1,414	$8,927,795	$(2,450,462)	$(7,396,651)	$(917,904)

Fair value of common stock issued for services	50,000	5	48,495	-	-	48,500

Fair value of common stock issued in connection with loan payable	25,000	2	25,248	-	-	25,250

Net loss for the three months ended March 31, 2019	-	-	-	(53,526)	(216,530)	(270,056)

Balance, March 31, 2019 (unaudited)	14,205,417	$1,421	$9,001,538	$(2,503,988)	$(7,613,181)	$(1,114,210)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PreCheck Health Services, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2019	2018

Cash Flows from Operating Activities
Net loss	$(270,056)	$(426,304)

Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Loss from discontinued operations	53,526	188,053
Depreciation expense	620	-
Amortization of debt discount	23,553	17,356
Fair value of common stock issued for services	48,500	184,670
Changes in Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(30,000)
Prepaid expenses and other assets	2,049	-
(Decrease) Increase in:
Accounts payable and accrued expenses	142,222	-

Net cash used in operating activities from continuing operations	(29,586)	(36,225)
Net cash used in operating activities from discontinued operations	(107,041)	(160,024)
Net cash used in operating activities	(136,627)	(196,249)

Cash Flows from Investing Activities
Purchases of property and equipment	(143,109)	-
Net cash used in investing activities from continuing operations	(143,109)	-

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes	-	212,500
Repayment of bank loan	-	(2,087)
Advances from related party	-	16,000
Repayment of stockholders loans	-	(30,164)
Proceeds from convertible notes payable	20,285	-
Proceeds from convertible notes payable - related party	3,268	-
Proceeds from loan from stockholder	64,000	-
Proceeds from loans payable - related parties	217,700	-
Net cash provided by financing activities	305,253	196,249

Net increase in cash	25,517	-

Cash beginning of period	4,532	-
Cash end of period	$30,049	$-

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash Financing and Investing Activities
Premium on loan payable - related party	$25,250	$-
Accretion to additional paid-in capital of premium on convertible notes payable	$23,553	$-
Warrants issued in conjunction with convertible notes	$-	$155,742
Transfer of notes payable due to related party to convertible notes payable	$-	$68,000
Common stock issued for Services	$-	$184,670
Common stock issued for payment of Notes Payable	$-	$22,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECHECK HEALTH SERVICES, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

for the Three Months Ended March 31, 2019 and 2018

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

PreCheck Health Services Inc. (the “Company”) is a Florida corporation organized under the name Hip Cuisine, Inc. on March 19, 2014. The Company changed its corporate name to Nature’s Best Brands, Inc. on June 15, 2018 and to PreCheck Health Services, Inc. on January 3, 2019. The Company’s fiscal year end is December 31.

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

The Company has two subsidiaries, Hip Cuisine, Inc. (“Hip Cuisine”), a Panama corporation, and Rawkin Juice, Inc., a California corporation. Through December 31, 2018, the Company, through these subsidiaries, operated four restaurants that offered healthy food, coffee and juice, two in Panama and two in California. As of December 31, 2018, the Company had ceased restaurant operations, although it continues to have obligations under restaurant leases. The restaurant operations are treated as discontinued operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenues from its current business, and has discontinued its restaurant business. As of March 31, 2019, the Company has an accumulated deficit from continuing operations of $7,613,181 and accumulated deficit from discontinued operations of $2,503,988. During the three months ended March 31, 2019, the Company incurred a net loss from continuing operations of $216,530 and a net loss from discontinued operations of $53,526, and had a stockholders’ deficit of $1,114,210 as of March 31, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2019, the Company had cash on hand of $30,049. The continuing operations of the Company are dependent upon its ability to develop its proposed business of marketing medical devices used for screening, to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. The ability of the Company to raise financing may be impaired by the terms of the Company’s outstanding convertible notes and warrants.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, raised substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2018 have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Foreign Currency Translation and Re-measurement

The Company’s functional currency and reporting currency is the U.S. dollar. The functional currency of Hip Cuisine, which operated two restaurants in Panama, is the Panamanian Balboa. All transactions initiated in Panamanian Balboa were translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements.” Since the Panamanian Balboa is pegged with the U.S. dollar at par, the Company recognized no gain or loss on foreign exchange translations during the three months ended March 31, 2019 and 2018. The operations of Hip Cuisine are reflected in loss from discontinued operations.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses, convertible notes and stockholder’s loan. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

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

During the three months ended March 31, 2019, 100% of the Company’s sales were made to a related party and 100% of the Company’s accounts receivable was from the same related party customer (see Note 4).

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Inventories

At December 31, 2018, inventories consisted of medical screening devices, the PC8B, purchased from a domestic supplier. The inventories were finished goods and were stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. Beginning with the first quarter of 2019, the Company’s plans are to primarily license PC8B devices to physicians and the Company will retain title to the devices while with the physicians. As such, they will be classified as property and equipment, unless it is specifically known certain devices will be sold.

No reserve was considered necessary for slow moving or obsolete inventory as of December 31, 2018, as the devices were sold during the three months ended March 31, 2019. The Company continuously evaluates the adequacy of these reserves and makes adjustments to these reserves as required.

Property and Equipment

Property and equipment are stated at cost. The Company’s PC8B devices are classified as property and equipment. At March 31, 2019, all PC8B devices on hand, placed as demo devices or licensed to physicians were classified as property and equipment. PC8B devices are depreciated once they are placed in service. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

PC8B Devices	5 Years
Other Equipment	5 Years
Furniture and Fixtures	5 Years
Software	2-3 years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended March 31, 2019 and 2018, no impairment losses have been identified.

With the cessation of the restaurant operations at the end of 2018, all the existing leasehold improvements, equipment and furniture in the Company’s possession were either disposed of or reclassified and reported as net assets held for sale from discontinued operations as of December 31, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Assets Held for Sale from Discontinued Operations

Net assets held for sale from discontinued operations represent equipment and furniture for locations that have met the criteria of “held for sale” accounting, as specified by ASC 360. With the cease of the restaurant operations during the year ended December 31, 2018, all the existing equipment and furniture in the Company’s possession was depreciated through the last date of their usage in respective restaurant locations. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets during 2019. None of these assets were sold or disposed of during the three months ended March 31, 2019. Net assets held for sale from discontinued operations at March 31, 2019 and December 31, 2018 totaled $177,828.

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

For PC8B devices sold to physicians or other customers, revenue is generally recognized upon shipment, unless the Company has significant performance obligations still to be completed. All revenue recognized during the three months ended March 31, 2019, were sales of PC8B devices to a related party (see Note 4). The Company also markets the PC8B pursuant to agreements which provide that the Company will place the equipment in the medical facility. Depending on the terms of the agreement with the medical facility, the Company may receive both a monthly fixed fee and a contingent fee based on the tests performed by the medical facility and the medical facility’s insurance reimbursement for which the Company performs billing services for the medical facility with respect to tests performed by the PC8B, in which case the Company’s primary performance obligation is to provide billing services for the physician for all PC8B testing completed by the physician. The Company does not invoice a physician until the physician has collected a billing. Billings to physicians for completed services are fixed as documented in the agreement. Revenue under service agreements is generally recognized when billing services are completed, less a reserve for estimated uncollectable billings. Revenue deferred for estimated uncollectable billings is recognized when the billing is collected by the physician. At March 31, 2019, the Company had placed one unit in a physician’s offices pursuant to service agreement. However, the Company did not recognize any revenue under service agreement during the three months ended March 31, 2019.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (continued)

For the three months ended March 31, 2018, the Company accounted for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. Effective January 1, 2019, the Company is accounting for stock-based compensation to non-employees pursuant to Topic 718, with the result that stock-based compensation is treated the same for employees and non-employees.

During the three months ended March 31, 2019 and 2018, the Company incurred stock-based compensation expense of $48,500 and $184,670, respectively, from common stock issued to employees or consultants for services.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company recorded a valuation allowance against its deferred tax assets as of March 31, 2019 and December 31, 2018. As of March 31, 2019 and December 31, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the number of additional shares of common stock that would have been outstanding if all dilutive potential shares of common stock had been issued. For the three months ended March 31, 2019 and 2018, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. For the three months ended March 31, 2019, the 150,000 shares of common stock issuable pursuant to outstanding warrants has been excluded because their impact on the loss per share is anti-dilutive.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

	March 31, 2019	December 31, 2018

PC8B equipment, including one device under a service agreement	$204,000	$-
Furniture and equipment	4,609	-
Software development	4,500	-
Less accumulated depreciation	(620)	-
	$212,489	$-

At March 31, 2019, included in property are $28,000 for units which are used as demonstration units. During the three months ended March 31, 2019, the depreciation expense was $620. There was no depreciation expense for the three months ended March 31, 2018.

With the cessation of the restaurant operations during the year ended December 31, 2018, the Company recognized a loss on disposal of leasehold improvements of $279,793.All the existing equipment and furniture under the Company’s possession were depreciated through the last date of their usage in respective restaurant locations and reported as non-current assets held for sale from discontinued operations as of December 31, 2018. The depreciation is included as part of the loss from discontinued operations.  Net assets held for sale from discontinued operations at March 31, 2019 and December 31, 2018 totaled to $177,828.

NOTE 4 – RELATED PARTY TRANSACTIONS

Chief Executive Officer

During 2018, the Company entered into an employment agreement with its chief executive officer pursuant to which the Company agreed to employ him until October 31, 2021. On November 5, 2018, as compensation for his services pursuant to his employment agreement, the Company issued to the chief executive officer 5,000,000 shares of common stock with a fair value $5,850,000, based on the market price on the date of issuance. The Company agreed to pay him an annual salary of $300,000, which will commence at such time as the Company has raised $2,000,000 from the private placement of its equity securities.

Chief Operating Officer

Employment Agreement

During 2018, the Company entered into an employment agreement with its chief operating officer pursuant to which the Company agreed to employ him until October 31, 2021. The compensation for the chief operating officer consists of the issuance to the chief operating officer of 750,000 shares of common stock, to be issued in three installments. On November 5, 2018, the Company issued to the chief operating officer the initial 250,000 shares with a fair value of $292,500, based on the market price on the date of issuance. The agreement also calls for the Company to issue 250,000 shares to the chief operating officer on each of October 31, 2019 and October 31, 2020.

Related Party Sales

During the three months ended March 31, 2019, the Company sold two of its PC8B units to a company owned by the Company’s chief operating officer. The total revenue recognized on the sales was $60,000. As of March 31, 2019, a balance of $30,000 was owed by the company controlled by the chief operating officer to the Company relating to these sales, which is included in Accounts receivable – related party on the accompanying March 31, 2019 Balance Sheet.

Loans Payable – Related Parties

During the three months ended March 31, 2019, the Company entered into three loan agreements with its chief operating officer and a company owned by the chief operating officer totaling to $215,000. In January 2019, the Company’s chief operating officer loaned the Company $25,000, which is to be paid, without interest, from the proceeds of the Company’s next financing. In consideration for the loan, the Company issued 25,000 shares of its common stock to the chief operating officer, valued at $25,250, based at the market price of $1.01 per share on the date of issuance. The Company has recorded the fair value of the shares as a financing cost during the three months ended March 31, 2019. In March 2019, the Company borrowed $190,000 from the company owned by the chief operating officer. The loan is unsecured, has an interest rate of eight percent and is due on December 31, 2019. Interest expense on the loans for the three months ended March 31, 2019 was $620. No interest was paid during the three months ended March 31, 2019 and accrued interest was $620 at March 31, 2019. As of March 31, 2019, loans payable to the chief operating officer and the company owned by him of $215,000 were outstanding.

Other Related Party Transactions

On January 2, 2019, the Company entered into an agreement with JAS to perform administrative billing services for the Company relating to service agreements the Company has with medical offices. Pursuant to the agreement, JAS will provide billing services for the physician for all PC8B testing completed by the physician at a fee of $10 or $20 per test, depending on the test. JAS also provides the Company with office space in its offices in Denison, Texas for $500 per month.

Chief Financial Officer

Convertible Notes Payable – Related Party

	March 31, 2019	December 31, 2018
Convertible note payable (a)	$102,500	$102,500
Convertible note payable (b)	98,400	98,400
Debt discount – unamortized balance	(8,861)	(12,129)
Convertible note payable, net	$192,039	$188,771

(a) On March 20, 2018, the Company issued a convertible note to the chief financial officer in the principal amount of $80,250 with $5,250 original issuance discount and two year-warrants to purchase 75,000 shares of common stock at $1.20 per share. The note and warrant were issued in satisfaction of the Company’s obligations to the chief financial officer in the principal amount of $75,000 for advances made by the chief financial officer to or for the benefit of the Company. The convertible note was due September 20, 2018 and, accordingly, was treated as current liability. The warrants were valued at $43,046 which is treated as a debt issuance discount.

On September 30, 2018, the Company entered into an agreement with the chief financial officer pursuant to which the Company agreed to pay $90,000 to settle the note on or prior to December 31, 2018, and the Company would purchase the warrants for $12,500 no later than December 31, 2018, unless the chief financial officer agreed to accept 37,500 shares of common stock in exchange for the warrant. Pursuant to the agreement, the chief financial officer agreed not to convert the note or exercise the warrant prior to December 31, 2018. The change of conversion feature from the agreement is considered to be a debt modification which resulted in loss on extinguishment of debt of $22,250. As of December 31, 2018, the amount due to the chief financial officer in respect of the promissory note and warrants was $102,500, which could be satisfied by a payment of $90,000 and the issuance of 37,500 shares of common stock. The outstanding balance on the note totaled $100,421 at December 31, 2018 (including principal of $102,500 and unamortized debt discount of $2,079). During the three months ended March 31, 2019, the Company amortized the remaining $2,079 of debt discount, leaving no unamortized balance at March 31, 2019.

On March 15, 2019, the Company entered into an agreement with the chief financial officer to extend the agreement to May 31, 2019. The extension covers both the maturity date of the notes and the Company’s obligations to purchase the notes and the related warrants.

(b) On November 26, 2018, the Company issued a non-interest bearing convertible note due November 30, 2019 to the chief financial officer in the principal amount of $98,400, reflecting an original issuance discount of $16,400. The note was issued in respect to advances made to and on behalf of the Company in the aggregate amount of $85,000. The convertible note is payable on November 30, 2019. The principal amount of the note is convertible at the option of the holder into such securities as are issued in the next financing, except that the amount of the principal of the note represented by the original issuance discount ($16,400) is automatically converted into securities issued in the next financing. The outstanding balance on the note totaled $88,350 at December 31, 2018 (including principal of $98,400 and unamortized debt discount of $10,050). During the three months ended March 31, 2019, the Company amortized $1,189 of debt discount, leaving an unamortized balance of $8,861 at March 31, 2019.

Loans Payable – Related Parties

During the year ended December 31, 2018, the chief financial officer made an interest-free advance to the Company for working capital in the amount of $9,000. This amount is outstanding at March 31, 2019 and December 31, 2018. The advance is unsecured and is due on demand.

Principal Stockholder and Former Chief Executive Officer

Loans Payable – Related Parties

The Company’s former chief executive officer, who resigned on October 15, 2018 and who is a principal stockholder of the Company, periodically made interest-free advances to the Company for working capital purposes and the Company has made periodic repayments to her. The balance due to the former chief executive officer from these advances was $378,841 at December 31, 2018. During the three months ended March 31, 2019, the former chief executive officer advanced an additional $2,700 to the Company. The balance due to the former chief executive officer from these advances was $381,541 at March 31, 2019. The advances are unsecured and are payable on demand.

Loan Payable from Stockholder

NOTE 5 –NOTES PAYABLE

Convertible Notes Payable

	March 31, 2019	December 31, 2018
Convertible note payable (a)	$102,500	$102,500
Convertible note payable (b)	216,000	216,000
Convertible note payable (c)	120,000	120,000
Debt discount – unamortized balance	(25,091)	(45,376)
Convertible note payable, net	$413,409	$393,124

(a) On March 20, 2018, the Company issued a convertible note with principal amount of $80,250. The note was issued for a purchase price of $80,250, with an original issue discount of $5,250. The convertible note was due six months from funding and, accordingly, was treated as current liability. In connection with the issuance of the convertible note, the Company issued to the holders of the convertible note, two-year warrants to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, subject to adjustment. The warrants were valued at $43,046 which is treated as a debt issuance discount. On September 30, 2018, the Company entered into a note amendment with the note settlement amount amended to $90,000 and note expiry date extended to March 30, 2019. Additionally, the warrants to purchase the original 75,000 shares of common stock will be settled by the Company through $12,500 to be paid to the warrant holder no later than March 30, 2019, or the issuance of 37,500 shares of common stock, at the option of the holder, per the modified terms. The change of conversion feature from the note amendment is considered to be a debt modification which resulted in loss on extinguishment of debt of $22,250. The outstanding balance on the note totaled $91,624 at December 31, 2018 (including principal of $102,500 and unamortized debt discount of $10,876). During the three months ended March 31, 2019, the Company amortized the remaining $10,876 of debt discount, leaving no unamortized balance at March 31, 2019. On March 15, 2019, the Company entered into an agreement with the note holder to extend the agreement to May 31, 2019. The extension covers both the maturity date of the notes and the Company’s obligations to purchase the notes and the related warrants.

(b) On October 12, 2018, the Company issued a non-interest bearing convertible note to a minority stockholder in the principal amount of $216,000, with a $36,000 original issuance discount, for cash proceeds of $180,000. The convertible note is payable on November 30, 2019. The note is convertible into common stock at a purchase price of the conversion securities in the next financing. The outstanding balance on the note totaled $189,000 at December 31, 2018 (including principal of $216,000 and unamortized debt discount of $27,000). During the three months ended March 31, 2019, the Company amortized $7,364 of debt discount, leaving an unamortized balance of $19,636 at March 31, 2019.

(c) On October 17, 2018, an unaffiliated third party entered into an agreement with an unaffiliated note holder to purchase the outstanding principal amount and accrued interest of the promissory note at $120,000, with a $10,000 original issuance discount. The note is non-interest bearing and matures on November 30, 2019. The note is convertible into common stock at a conversion price of the conversion securities in the next financing. The outstanding balance on the note was $112,500 at December 31, 2018 (including principal of $120,000 and unamortized debt discount of $7,500). During the three months ended March 31, 2019, the Company amortized $2,045 of debt discount, leaving an unamortized balance of $5,455 at March 31, 2019.

See Note 4 in connection with the issuance of a convertible note in the principal amount of $80,250 to the Company’s chief financial officer.

Loans Payable

During the three months ended March 31, 2019, a minority stockholder of the Company advanced the Company $64,000, which was outstanding on March 31, 2019. The advances were non-interest bearing, were unsecured and were payable on demand. In April 2019, the Company entered into a securities purchase agreement with the stockholder (see Note 8), pursuant to which the stockholder purchased 125,000 shares of common stock and three-year warrants to purchase 125,000 shares of common stock at an exercise price of $1.00 per share. The stockholder purchased the securities with the $64,000 he advanced during the three months ended March 31, 2019 and $36,000 from the original issuance discount of his convertible note payable described above. As of March 31, 2019, the Company owed the stockholder $64,000. The minority stockholder also purchased the convertible note described in clause (b) under Convertible Notes Payable in this Note 5.

NOTE 6 – CAPITAL STOCK

Authorized Stock

On January 3, 2019, the Company amended and restated its articles of incorporation.

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

Common Stock

During the three months ended March 31, 2019, the Company issued 50,000 shares of its common stock, valued at $48,500, to the Company’s director of sales pursuant to his employment agreement in consideration of his employment agreement which provided for his deferral of salary. The stock was valued at $0.97 per share, which was the market price on the date of issuance.

During the three months ended March 31, 2019, the Company’s chief operating officer advanced the Company $25,000, which is to be paid, without interest, from the proceeds of the Company’s next financing. In consideration of the loan, the Company issued to the chief operating officer, 25,000 shares of common stock, valued at $25,250, based at the market price on the date of issuance, which was $1.01 per share. The Company has recorded the fair value of the shares as a financing cost for the three months ended March 31, 2019.

Warrants

The Company accounted for the issuance of warrants in connection with the issuance of convertible notes (see Notes 4 and 5) as an equity instrument and recognized the warrants under the Black-Scholes valuation model based on the market price of the Company’s common stock on the grant date at the exercise price of $1.20 per share. The holders of the warrants have piggyback registration rights with respect to the shares of common stock issuable upon exercise of the warrants.

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

At December 31, 2018, there were warrants to purchase 150,000 shares of common stock outstanding with an exercise price of $1.20. There were no warrants granted, exercised or cancelled during the three months ended March 31, 2019. At March 31, 2019, there were outstanding warrants to purchase 150,000 shares of common stock at an exercise price of $1.20.

The intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the warrants at March 31, 2019. There was no aggregate intrinsic value for warrant shares outstanding at March 31, 2019.

NOTE 7 – NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

At December 31, 2018, the Company had discontinued its restaurant operations. In connection with ceasing operations, the Company classified assets relating to the restaurant operations (including equipment and furniture) as held for sale. The Company expects to complete the sale of these assets within the next twelve months.

The results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

The following table shows the results of operations of the restaurant operations for the three months ended March 31, 2019 and 2018, which are included in the net loss from discontinued operations:

	Three Months Ended
	March 31,
	2019	2018

Revenues	$-	$149,395
Cost of goods sold	-	75,383

Gross profit	-	74,012

Operating expenses	53,526	262,065

Loss from discontinued operations	$(53,526)	$(188,053)

NOTE 8 – SUBSEQUENT EVENTS

On April 8, 2019, the Company entered into a securities purchase agreement with a minority stockholder. The stockholder purchased for $100,000, 125,000 shares of common stock and three-year warrants to purchase 125,000 shares of common stock at an exercise price of $1.00 per share. The purchase price was paid by the satisfaction of the $64,000 advance made by the stockholder (see Note 5) and $36,000 from the original issuance discount of his convertible note payable (see Note 5 (b)). As a result of the application of the $36,000 original issuance discount to pay a portion of the purchase price, payable balance of his convertible note was reduced from $216,000 to $180,000.

On May 1, 2019, the Company entered into an employment agreement with Mitch Ghen D.O., pursuant to which the Company agreed to employ Dr. Ghen as its chief science officer for a term commencing on June 1, 2019 and ending on May 31, 2024. As consideration for his services, the Company agreed to (i) pay Dr. Ghen a salary of $5,000 per month for the months of June through August 2019 and $10,000 per month thereafter; (ii) pay Dr. Ghen, if he assists in the placement of the Company’s product, $1,000 for each placement; (iii) if Dr. Ghen provides post-installation training, $250 for each training session; (iv) if Dr. Ghen interprets the results of a PC8B report, $50 for each interpretation; (v) on May 31st of each year, commencing May 31, 2020 and ending May 31, 2024, provided he is then employed by the Company, the Company will issue to Ghen 150,000 shares of common stock; and (vi) on June 1 of each year, commencing June 1, 2020 and ending June 1, 2023, provided he is employed by the Corporation on that date, the Company will issue to Dr. Ghen a three-year warrant to purchase 150,000 shares of common stock at an exercise price of $1.00 per share. Dr. Ghen will work for us on a part-time basis.

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

We have a private label agreement with the manufacturer of the PC8B pursuant to which we are required to make certain minimum purchases of equipment in order to maintain the agreement. The minimum purchases, based on agreed-up pricing, start at $140,000 for the first quarter, which is the quarter that ended February 28, 2019, and $202,500 per quarter for the balance of the first contract year, increasing annually to $375,000 for each quarter in the fourth contract year. We are required to make payment at the time the purchase order is placed. If we fail to meet the purchase and payment requirements for any contract quarter, we have 15 business days from the end of the contract quarter to purchase and pay for the shortfall for such quarter, and, in the event that we fail to pay for such shortfall, the agreement shall automatically terminate without any notice. Because of our lack of cash to make our required purchases, during the fourth quarter of 2018 , we sold equipment at cost to an entity owned by our chief operating officer in order to generate the cash we needed to purchase the equipment for inventory.

Our business plan contemplates our placing the equipment in a physician’s office, with the physician paying us a fixed monthly fee plus an additional fee per every test performed by the physician, although the terms of the service agreements may vary from customer to customer, depending on the needs of the customer. To date, all of our revenues have been generated by sales to a company which is owned by our chief operating officer and which provides the billing on our behalf. Although we have one units operating in a physician’s office, as of March 31, 2019, we had not generated revenue from this equipment.

Because we are a one product company, we are dependent upon our ability to market the PC8B to physicians and to satisfy insurance carriers that our tests are reimbursable. If we are unable to market this equipment we may not be able to continue in business. We cannot assure you that we will be successful in either placing the equipment with physicians or selling the equipment to the physicians or otherwise generating revenue and gross profit from this product.

Results of Operations

Three months ended March 31, 2019 and 2018.

Revenue for the three months ended March 31, 2019 was $60,000. All of the sales during the three months ended March 31, 2019 were to a related party which is owned by our chief operating officer. There was no revenue or cost of goods sold for the three months ended March 31, 2018, as operating activities from continuing operations began in the fourth quarter of 2018. Cost of goods sold for the three months ended March 31, 2019 was $28,000. Gross profit for the three months ended March 31, 2019 was $32,000.

Operating expenses for the three months ended March 31, 2019 and 2018 were $169,625 and $216,263, respectively. The decrease in operating expenses of $46,638 was primarily due to the decrease in stock compensation in 2019. Stock compensation was $48,500 and $184,670 during the three months ended March 31, 2019 and 2018, respectively.

Other expenses during the three months ended March 31, 2019 consisted of $23,553 of amortization of debt discount, $53,959 of financing costs and $1,393 of interest expense, totaling to $78,905. Other expenses during the three months ended March 31, 2018 consisted of $17,356 of amortization of debt discount and $4,632 of interest expense, totaling to $21,988.

Our net loss from continuing operations for the three months ended March 31, 2019 was $216,530, compared to a net loss from continuing operations of $238,251 for the three months ended March 31, 2018. The decrease in the net loss from continuing operations of $21,721 in 2019 was primarily due to the decrease in operating expenses increase in other expenses, offset by the increase in other expenses.

As a result of the foregoing, for the three months ended March 31, 2019, we had a loss from continuing operations of $216,530, or $(0.02) per share (basic and diluted), a loss from discontinued operations of $53,526, or $(0.00) per share (basic and diluted) and a net loss of $270,056, or $(0.02) per share (basic and diluted). For the three months ended March 31, 2018, we has a loss from continuing operations of $238,251, or $(0.03) per share (basic and diluted), a loss from discontinued operations of $188,053 or $(0.02) per share (basic and diluted) and a net loss of $426,304, or $(0.05) per share (basic and diluted).

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs. The following table presents selected information as to our cash and working capital at March 31, 2109 and December 31, 2018:

	March 31, 2019	December 31, 2018	Change
Cash and cash equivalent	$30,049	$4,532	$25,517
Current assets	60,049	77,081	(17,032)
Current liabilities	1,565,076	1,172,813	392,263
Working capital (deficiency)	(1,505,027)	(1,095,732)	(409,295)

The increase in our working capital deficiency primarily reflects increases in loans payable, including convertible loans. Our ability to develop our business is dependent upon obtaining necessary financing to develop our business and our ability to market our product to physicians. We are presently a one product company and we purchase our product from a sole supplier. Under our agreement with our manufacturer, we must pay the purchase price for our products when we place the order, we have minimum purchase commitments failing which the agreement terminates. We cannot give any assurance that we will be successful in developing our business or in obtaining sufficient financing so that we can implement our marketing program.

The following table summarizes our cash flow for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Cash flows used in operating activities	$(136,627)	$(196,249)
Cash flows used in investing activities	(143,109)	-
Cash flows provided by financing activities	305,253	196,249
Net change in cash during period	25,517	-

During the three months ended March 31, 2019, our cash flow used in operations of $136,627, reflected cash flow used in continuing operations of $29,586 and cash flows used in discontinued operations of $107,041. The cash flows used in operations reflected the net loss of $270,056, primarily increased by the loss from discontinued operations of $53,526, and the value of common stock issued as compensation of $48,500.

During the three months ended March 31, 2018, our cash flow used in operations of $196,249 reflected cash flow used in continuing operations of $36,225 and cash flows used in discontinued operations of $160,024. The cash flows used in operations reflected our net loss of $426,304, increased by the loss from discontinued operations of $188,053, the fair value of common stock issued for services of $184,670 and the amortization of debt discount of $17,356, and decreased by cash used in discontinued operations of $160,024.

During the three months ended March 31, 2019, we had purchases of property and equipment of $143,109, included PC8B units which we purchased for placement in physicians’ offices pursuant to service agreements. At March 31, 2019, we had one unit in operation in physicians’ offices, although we did not generate any revenue from these units during the three months period. During the three months ended March 31, 2018, the Company had no cash flows from investing activities.

During the three months ended March 31, 2019, we had proceeds from loans payable from related parties of $217,700 and a loan from a minority stockholder of $64,000. In April 2019, the loan from the minority stockholder and a portion of the convertible debt due to the stockholder were used to pay the $100,000 purchase price of 125,000 shares of common stock and warrants to purchase 125,000 shares of common stock.

During the three months ended March 31, 2018, we had proceeds from the issuance of convertible notes payable of $212,500 and from advances from a related party of $16,000. We used cash of $2,087 to pay a bank loan and $30,164 to pay stockholders’ loans.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures about contingent assets and liabilities. We base these estimates and assumptions on historical experience and on various other information and assumptions that are believed to be reasonable under the circumstance. Estimates and assumptions about future events and their effects cannot be perceived with certainty and, accordingly, these estimates may change as additional information is obtained, as more experience is acquired, as our operating environment changes and as new events occur. Our critical accounting policies are set forth in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2019 and Note 2 of Notes to Consolidated Financial Statements for the year ended December 31, 2018.

Going concern

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not generated significant revenues from our current business, and we have discontinued our former restaurant business. As of March 31, 2019, we had an accumulated deficit from continuing operations of $7,613,181 and accumulated deficit from discontinued operations of $2,503,988. During the three months ended March 31, 2019, we incurred a net loss from continuing operations of $216,530 and a net loss from discontinued operations of $53,526, and had a stockholders’ deficit of $1,114,210 as of March 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to raise significant funds and implement our business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2019, we had cash on hand of $30,049. Our continuing operations are dependent upon our ability to develop our proposed business of marketing medical devices used for screening, to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. Our ability to raise financing may be impaired by the terms of the Company’s outstanding convertible notes and warrants.

In addition, our independent registered public accounting firm, in its report on our December 31, 2018 financial statements, raised substantial doubt about our ability to continue as a going concern.

We require significant cash for our operations. Since we commenced our present operations, our business has been largely funded by debt from related parties and a minority stockholder who is not a related party. In order to place units in physician’s offices, we require the funds to purchase the equipment from our supplier, and, if we are successful, the cash flow from the unit would be generated over time. Thus we would require a larger investment in the units, which must be paid for in advance, since we would not have the turnover that would result if we sold the units outright. We cannot assure you that we will be able to raise sufficient debt or equity financing to enable us to market the product and generate a profit. We cannot assure you that our related parties will continue to finance our operations if we are not able to raise funding from outside sources. If we cannot raise the necessary funding and successfully market our product, we may not be able to continue in business.

Recently Issued Accounting Pronouncements.

See Management’s discussion of recent accounting policies included in footnote 2 to the condensed consolidated financial statements.

Off-Balance Sheet Arrangements.

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of March 31, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2018, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified below.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls of financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, and due to the material weakness described below, management concluded that our internal controls were not effective as of March 31, 2019.

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

Attestation Report of the Independent Registered Public Accounting Firm

This quarterly report on Form 10-Q does not include an attestation report of our registered public accounting firm. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2019, the Company issued 50,000 shares of common stock, valued at $48,500, to the Company’s director of sales in consideration of his agreement to the salary deferral provisions of his employment agreement. The stock was valued at the market price of $0.97 per share.

During the three months ended March 31, 2019, the Company’s chief operating officer advanced the Company $25,000, which is to be paid, without interest, from the proceeds of the Company’s next financing. In consideration of the loan, the Company issued to the chief operating officer, 25,000 shares of common stock, valued at $25,250, based at the market price of $1.01 per share.

On April 8, 2019, the Company entered into a securities purchase agreement with a minority stockholder pursuant to which the stockholder purchased for $100,000, 125,000 shares of common stock and three-year warrants to purchase 125,000 shares of common stock at an exercise price of $1.00 per share. The purchase price was paid by the satisfaction of the $64,000 advance made by the stockholder during the three months ended March 31, 2019 and $36,000 from the original issuance discount of a convertible note he had previously purchased.

All of the foregoing issuance were exempt from registration pursuant to an exemption provided by Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering. The certificates for the shares bear a restricted stock legend.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May, 2019.

PRECHECK HEALTH SERVICES, INC.

By:	/s/ Lawrence Biggs
Lawrence Biggs
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Douglas W. Samuelson
Douglas W. Samuelson
Chief Financial Officer
(Principal Financial and Accounting Officer)

