Form 10-Q
period 2019-06-30
PreCheck Health Services, Inc.
filed 2019-08-19
CIK 1654588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,530,417 shares of common stock on August 19, 2019.

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

PreCheck Health Services, Inc.
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$22,123	$4,532
Accounts receivable - related party	30,000	-
Accounts receivable - trade	7,670	-
Inventories	-	70,000
Prepaid expenses and other current assets	9,625	2,549
Total Current Assets	69,418	77,081

Property and equipment, net	421,266	-
Net assets held for sale from discontinued operations	-	177,828
Other assets	6,605	-
Total Other Assets	427,871	177,828

TOTAL ASSETS	$497,289	$254,909

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$97,976	$-
Convertible notes payable, net	336,818	393,124
Convertible notes payable - related party, net	195,362	188,771
Loans payable - related parties	345,541	387,841
Loan payable from a bank	905,000	-
Other current liabilities under discontinued operations	94,331	203,077
Total Current Liabilities	1,975,028	1,172,813

Stockholders' Deficit
Preferred stock, par value $0.0001, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 15,530,417 and 14,130,417 shares issued and outstanding, respectively	1,553	1,414
Additional paid-in capital	9,601,406	8,927,795
Accumulated deficit from discontinued operations	(2,657,977)	(2,450,462)
Accumulated deficit	(8,422,721)	(7,396,651)
Total Stockholders' Deficit	(1,477,739)	(917,904)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$497,289	$254,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PreCheck Health Services, Inc.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Related party	$-	$-	$60,000	$-
Service fees	7,670		7,670
Total revenues	7,670	-	67,670	-

Cost of goods sold	-	-	28,000	-
Gross profit	7,670	-	39,670	-

Operating expenses	378,858	35,644	548,483	251,907

Loss from operations	(371,188)	(35,644)	(508,813)	(251,907)

Other expenses
Amortization of debt discount	(12,733)	(93,592)	(36,286)	(110,948)
Financing costs	(414,332)	-	(468,291)	-
Interest expense	(11,287)	(4,167)	(12,680)	(8,799)
Total other expenses	(438,352)	(97,759)	(517,257)	(119,747)

LOSS FROM CONTINUING OPERATIONS	(809,540)	(133,403)	(1,026,070)	(371,654)

LOSS FROM DISCONTINUED OPERATIONS	(153,989)	(162,640)	(207,515)	(350,693)

NET LOSS	$(963,529)	$(296,043)	$(1,233,585)	$(722,347)

BASIC AND DILUTED LOSS PER SHARE
Loss per share from continuing operations	$(0.05)	$(0.02)	$(0.07)	$(0.04)
Loss per share from discontinued operations	$(0.01)	$(0.02)	$(0.01)	$(0.04)
Net loss per share	$(0.06)	$(0.03)	$(0.09)	$(0.08)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	14,841,681	8,736,717	14,130,417	8,694,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PreCheck Health Services, Inc.
Unaudited Condensed Consolidated Statements of Stockholders' Deficit

				Accumulated
			Additional	Deficit from
	Common Stock		Paid-in	Discontinued	Accumulated
	Shares	Amount	Capital	Operations	Deficit	Total

Balance, December 31, 2017	8,507,583	$8,507	$2,262,865	$(1,303,315)	$(617,282)	$350,775

Fair value of common stock issued for services	197,000	197	184,473	-	-	184,670

Common shares issued for payment of notes payable	25,000	$25	22,725	-	-	22,750

Fair value of warrants issued in conjunction with convertible notes	-	-	155,742	-	-	155,742

Net loss for the three months ended March 31, 2018	-	-	-	(188,053)	(238,251)	(426,304)

Balance, March 31, 2018 (unaudited)	8,729,583	$8,729	$2,625,805	$(1,491,368)	$(855,533)	$287,633

Common stock issued for leasehold improvements	15,834	16	15,658	-	-	15,674

Net loss for the three months ended June 30, 2018	-	-	-	(162,640)	(133,403)	(296,043)

Balance, June 30, 2018 (unaudited)	8,745,417	$8,745	$2,641,463	$(1,654,008)	$(988,936)	$7,264

Balance, December 31, 2018	14,130,417	$1,414	$8,927,795	$(2,450,462)	$(7,396,651)	$(917,904)

Fair value of common stock issued for services	50,000	5	48,495	-	-	48,500

Fair value of common stock issued in connection with loan payable	25,000	2	25,248	-	-	25,250

Net loss for the three months ended March 31, 2019	-	-	-	(53,526)	(216,530)	(270,056)

Balance, March 31, 2019 (unaudited)	14,205,417	$1,421	$9,001,538	$(2,503,988)	$(7,613,181)	$(1,114,210)

Common stock issued upon conversion of convertible note payable and loan payable to stockholder	125,000	12	99,988	-	-	100,000

Fair value of common stock issued for services	200,000	20	99,980	-	-	100,000

Stock based compensation	1,000,000	100	399,900	-	-	400,000

Net loss for the three months ended June 30, 2019	-	-	-	(153,989)	(809,540)	(963,529)

Balance, June 30, 2019 (unaudited)	15,530,417	$1,553	$9,601,406	$(2,657,977)	$(8,422,721)	$(1,477,739)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PreCheck Health Services, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss from continuing operations	$(1,026,070)	$(371,654)
Loss from discontinued operations	(207,515)	(350,693)
Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Depreciation expense	6,120	-
Amortization of debt discount	36,286	110,948
Common stock issued for services	148,500	184,670
Stock based compensation	425,250	-
Changes in Assets and Liabilities (Increase) Decrease in:
Accounts receivable	(37,670)	-
Prepaid expenses and other assets	(13,681)	-
(Decrease) Increase in:
Accounts payable and accrued expenses	97,975	-

Net cash used in operating activities from continuing operations	(570,805)	(426,729)
Net cash used in operating activities from discontinued operations	69,082	139,172
Net cash used in operating activities	(501,723)	(287,557)

Cash Flows from Investing Activities
Purchases of property and equipment	(357,386)	-
Net cash used in investing activities from continuing operations	(357,386)	-
Net cash used in operating activities from discontinued operations	-	(618)
Net cash used in operating activities	(357,386)	(618)

Cash Flows from Financing Activities
Proceeds from loans payable - related parties	217,700	-
Repayments of loans payable - related parties	(260,000)	-
Repayment of convertible debt	(50,000)	-
Proceeds from loan payable from stockholder	64,000	-
Proceeds from loans payable - bank	905,000	-
Proceeds from issuance of convertible notes	-	217,500
Repayment of loan payable to bank	-	(4,170)
Advances from related party	-	16,000
Advances from (repayment of shareholders loans)	-	65,466
Net cash provided by financing activities	876,700	294,796

Net increase in cash	17,591	6,621

Cash beginning of period	4,532	87,102
Cash end of period	$22,123	$93,723

Supplemental cash flows disclosures:
Interest paid	$-	$930
Taxes paid	$-	$-

Non-Cash Financing and Investing Activities
Conversion of loan payable from stockholder into common shares	$64,000	$-
Conversion of convertible note payable into common shares	$36,000	$-
Fair value of warrants issued in conjunction with convertible notes	$-	$155,742
Transfer of notes payable due to related party to convertible notes payable	$-	$68,000
Common shares issued for services relating to leasehold improvements	$-	$15,674
Common shares issued for payment of notes payable	$-	$22,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PRECHECK HEALTH SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenues since inception and has discontinued its restaurant business and changed its business operation focusing on establishing ourselves as the U.S. distributor of a medical screening device. As of June 30, 2019, the Company has an accumulated deficit from continuing operations of $8,422,721 and accumulated deficit from discontinued operations of $2,657,977. During the six months ended June 30, 2019, the Company incurred a net loss from continuing operations of $1,026,070 and a net loss from discontinued operations of $207,515, and had a stockholders’ deficit of $1,477,739 as of June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of June 30, 2019, the Company had cash on hand of $22,123. The continuing operations of the Company are dependent upon its ability to develop its proposed business of marketing medical devices used for screening, to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. The ability of the Company to raise financing may be impaired by the terms of the Company’s outstanding convertible notes and warrants.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2018 have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Foreign Currency Translation and Re-measurement

The Company’s functional currency and reporting currency is the U.S. dollar. The functional currency of Hip Cuisine, which operated two restaurants in Panama, is the Panamanian Balboa. All transactions initiated in Panamanian Balboa were translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements.” Since the Panamanian Balboa is pegged with the U.S. dollar at par, the Company recognized no gain or loss on foreign exchange translations during the six months ended June 30, 2019 and 2018. The operations of Hip Cuisine are reflected in loss from discontinued operations.

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement

The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable and accrued expenses, convertible notes and loans payable. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

During the six months ended June 30, 2019, 89% of the Company’s sales were to a related party customer and 80% of the Company’s accounts receivable at June 30, 2019, were from the same related party customer (see Note 4).

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

Inventories

At December 31, 2018, inventories consisted of medical screening devices, the PC8B, purchased from a domestic supplier. The inventories were finished goods and were stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method. Beginning with the first quarter of 2019, the Company’s primarily license PC8B devices to physicians and the Company will retain title to the devices while with the physicians. As such, they will be classified as property and equipment, unless it is specifically known certain devices will be sold.

No reserve was considered necessary for slow moving or obsolete inventory as of June 30, 2019 and December 31, 2018, as the devices were sold during the six months ended June 30, 2019. The Company continuously evaluates the adequacy of these reserves and makes adjustments to these reserves as required.

Property and Equipment

Property and equipment are stated at cost. The Company’s PC8B devices are classified as property and equipment. At June 30, 2019, all PC8B devices on hand, placed as demonstration devices or licensed to physicians were classified as property and equipment. PC8B devices are depreciated once they are placed in service. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

PC8B Devices	5 Years
Other Equipment	5 Years
Furniture and Fixtures	5 Years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended June 30, 2019 and 2018, no impairment losses have been identified.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net Assets Held for Sale from Discontinued Operations

Net assets held for sale from discontinued operations represent equipment and furniture for locations that have met the criteria of “held for sale” accounting, as specified by ASC360. With the cessation of the restaurant operations and the Company’s move out of the restaurant locations during the year ended December 31, 2018, all the existing equipment and furniture still under the Company’s possession were depreciated through the last date of their usage in respective restaurant locations. Net assets held for sale from discontinued operations totaled to $177,828 at December 31, 2018. During the six months ended June 30, 2019, all of the net assets held for sale from discontinued operations were either sold or disposed of and had no value as of June 30, 2019.

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

For PC8B devices sold to physicians or other customers, revenue is generally recognized upon shipment, unless the Company has significant performance obligations still to be completed. Revenue recognized relating to the sale of PC8B devices during the six months ended June 30, 2019 totaled to $60,000 and were sales to a related party (see Note 4).

The Company also markets the PC8B pursuant to agreements which provide that the Company will place the equipment in the medical facility. Depending on the terms of the agreement with the medical facility, the Company may receive both a monthly fixed fee and transactional fees based on the tests performed by the medical facility.

For PC8B devices laced with physicians or other customers under certain service agreements, the Company’s primary performance obligation is to provide billing services for the physician to the patient’s insurance provider for all PC8B testing completed by the physician. Even though the Company has no collection obligations under the agreements, the Company does not invoice a physician until the physician has collected a billing, and as such, the Company may not collect on some of its services. Revenue under these service agreements is generally recognized when billing services are completed, less a reserve for estimated uncollectable services. Billings to physicians for completed services are fixed as documented in the agreement and customers are billed by the Company for a monthly fee. Revenue deferred for estimated uncollectable services is recognized when the billing is collected by the physician. The Company did not recognize any revenue under this type of service agreement during the six months ended June 30, 2019.

For PC8B devices placed with physicians or other customers under other customer agreements, the Company is not obligated to provide any services to the customer. The customer is billed by the Company for a monthly fee and a fee based on the number of tests completed by the customer and the fees per test completed are fixed as documented in the agreement. Revenue under these agreements is generally recognized when the tests are completed. The Company recognized $7,670 of revenue under this type of agreement during the six months ended June 30, 2019.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services and, since January 1, 2019, non-employee services, are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

For the six months ended June 30, 2018, the Company accounted for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date. Effective January 1, 2019, the Company is accounting for stock-based compensation to non-employees pursuant to Topic 718, with the result that stock-based compensation is treated the same for employees and non-employees.

During the three and six months ended June 30, 2019, stock-based compensation expense from common stock issued to employees or consultants for services totaled to $100,000 and $148,500, respectively. During the six months ended June 30, 2018, the Company incurred stock-based compensation expense of $184,670 from common stock issued to employees or consultants for services. During the three months ended June 30, 2018, there was no stock-based compensation expense incurred by the Company.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company recorded a valuation allowance against its deferred tax assets as of June 30, 2019 and December 31, 2018. As of June 30, 2019, and December 31, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding shares of common stock during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the number of additional shares of common stock that would have been outstanding if all dilutive potential common shares had been issued. For the six months ended June 30, 2019 and 2018, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At June 30, 2019, the dilutive impact of outstanding warrants of 275,000 and convertible debt of 640,040 has been excluded because their impact on the loss per share is anti-dilutive.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

	June 30, 2019	December 31, 2018

PC8B equipment and accessories, including devices under service agreements	$417,224	$-
Furniture and equipment	2,087	-
Software development	8,075	-
	427,386	-
Less accumulated depreciation	(6,120)	-
	$421,266	$-

At June 30, 2019, included in property and equipment were demonstration units and units placed under service agreements totaling to $98,000. During the three and six months ended June 30, 2019, depreciation expense was $5,500 and $6,120, respectively. There was no depreciation expense during the three and six months ended June 30, 2018.

With the cessation of the restaurant operations during the year ended December 31, 2018, the Company recognized a loss on disposal of leasehold improvements of $279,793. All the existing equipment and furniture under the Company’s possession were depreciated through the last date of their usage in respective restaurant locations and reported as non-current assets held for sale from discontinued operations as of December 31, 2018. The depreciation of these assets is included as part of the loss from discontinued operations. Net assets held for sale from discontinued operations at December 31, 2018 totaled to $177,828. There were no net assets held for sale from discontinued operations at June 30, 2019 (see Note 2).

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

Chief Operating Officer

Employment Agreement

During 2018, the Company entered into an employment agreement with its chief operating officer under which the Company agreed to employ him until October 31, 2021. The compensation for the chief operating officer consists of the issuance of an aggregate total of 750,000 shares of the Company’s common stock to the chief operating officer, to be issued in three separate tranches. On November 5, 2018, the Company issued the initial 250,000 shares with a fair value of $292,500 to the chief operating officer. The agreement also calls for the Company to issue 250,000 shares to the chief operating officer on each of October 31, 2019 and October 31, 2020.

Related Party Sales

During the six months ended June 30, 2019, the Company sold two of its PC8B devices to a company owned by the Company’s chief operating officer. The total revenue recognized on the sales was $60,000. As of June 30, 2019, a balance of $30,000 was owed to the Company relating to these sales, which is included in Accounts receivable – related party as of June 30, 2019.

NOTE 4 – RELATED PARTY TRANSACTIONS (CONTINUED)

Loans Payable – Related Parties

During the six months ended June 30, 2019, the Company entered into two loan agreements with its chief operating officer and a company owned by the chief operating officer totaling to $215,000. In January 2019, the Company’s chief operating officer loaned the Company $25,000, which is to be paid, without interest, from the proceeds of the Company’s next financing. In consideration for the loan, the Company issued 25,000 shares of its common stock to the chief operating officer, valued at $25,250, based at the market price of $1.01 per share on January 19, 2019. The Company has recorded the fair value of the shares as a financing cost during the six months June 30, 2019. In March 2019, the Company borrowed $190,000 from the company owned by the chief operating officer under a loan payable agreement. The loan is unsecured, has an interest rate of eight percent and is due on December 31, 2019. During the six months ended June 30, 2019, all principal and accrued interest was repaid on the loans. As of June 30, 2019, no amounts were outstanding under the loans payable.

Other Related Party Transactions

On January 2, 2019, the Company entered into an agreement with the company owned by the chief operating officer to perform administrative billing services for the Company relating to service agreements the Company has with physicians. Under the agreement, the company owned by the chief operating officer will provide billing services for the physician for all PC8B testing completed by the physician at a fee of $10 or $20 per test, depending on the test. The company owned by the chief operating officer also provides the Company with office space in its offices in Denison, Texas for $500 per month.

Chief Financial Officer

Convertible Notes Payable – Related Party

	June 30, 2019	December 31, 2018
Convertible note payable (a)	$102,500	$102,500
Convertible note payable (b)	98,400	98,400
Debt discount – unamortized balance	(5,538)	(12,129)
Convertible note payable, net	$195,362	$188,771

(a) On March 20, 2018 the Company issued a convertible note with principal amount of $80,250 to its chief financial officer. The note was issued for a purchase price of $75,000, with an original issue discount of $5,250. The convertible note was due six months from funding and, accordingly, was treated as current liability. In connection with the issuance of the convertible note, the Company issued to the chief financial officer, two-year warrants to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, subject to adjustment. The warrants were valued at $43,046, which is treated as a debt issuance discount. This note is convertible into common stock at a variable conversion rate commencing 180 days after issuance.

On September 30, 2018, the Company entered into an agreement with the chief financial officer pursuant to which the Company agreed to pay $90,000 to settle the note on or prior to December 31, 2018, and the Company would purchase the warrants for $12,500 no later than December 31, 2018, unless the chief financial officer agreed to accept 37,500 shares of common stock in exchange for the warrant. Pursuant to the agreement, the chief financial officer agreed not to convert the note or exercise the warrant prior to December 31, 2018. The change of conversion feature from the agreement is considered to be a debt modification which resulted in loss on extinguishment of debt of $22,250. As of December 31, 2018, the amount due to the chief financial officer in respect of the promissory note and warrants was $102,500, which could be satisfied by a payment of $90,000 and the issuance of 37,500 shares of common stock. The outstanding balance on the note totaled $100,421 at December 31, 2018 (including principal of $102,500 and unamortized debt discount of $2,079). During the six months ended June 30, 2019, the Company amortized the remaining $2,079 of debt discount, leaving no unamortized balance at June 30, 2019. The outstanding balance on the note totaled $100,421 at June 30, 2019.

NOTE 4 – RELATED PARTY TRANSACTIONS (CONTINUED)

On March 15, 2019, the Company entered into an agreement with the chief financial officer to extend the agreement to May 31, 2019. The extension covers both the maturity date of the notes and the Company’s obligations to purchase the notes and the related warrants. At June 30, 2019, the note is currently past due and is due on demand and the warrant was exercisable. Because the agreement was extended subsequent to June 30, 2019, no adjustment was made in the number of shares of common stock issuable upon exercise of the warrants or in the conversion price of the convertible note as a result of the anti-dilution provisions of the warrant and convertible note (see Note 10).

(b) On November 26, 2018, the Company issued a non-interest bearing convertible note due November 30, 2019 to the chief financial officer in the principal amount of $98,400, reflecting an original issuance discount of $16,400. The note was issued in respect to advances made to and on behalf of the Company in the aggregate amount of $85,000. The convertible note is payable on November 30, 2019. The principal amount of the note is convertible at the option of the holder into such securities as are issued in the next financing, except that the amount of the principal of the note represented by the original issuance discount ($16,400) is automatically converted into securities issued in the next financing. The outstanding balance on the note totaled $88,350 at December 31, 2018 (including principal of $98,400 and unamortized debt discount of $10,050). During the six months ended June 30, 2019, the Company amortized $4,512 of debt discount, leaving an unamortized balance of $5,538 at June 30, 2019. The outstanding balance on the note totaled $92,862 at June 30, 2019 (including principal of $98,400 and unamortized debt discount of $5,538).

Loans Payable – Related Parties

During the year ended December 31, 2018, the chief financial officer made an interest-free advance to the Company for working capital in the amount of $9,000. This amount is outstanding at June 30, 2019 and December 31, 2018, respectively. The advance is unsecured and is due on demand.

Principal Stockholder and Former Chief Executive Officer

Loans Payable – Related Parties

The Company’s former chief executive officer, who resigned on October 15, 2018 and who is a principal stockholder of the Company, periodically made interest-free advances to the Company for working capital purposes and the Company has made periodic repayments to her. The balance due to the former chief executive officer from these advances was $387,841at December 31, 2018. During the six months ended June 30, 2019, the former chief executive officer advanced an additional $2,700 to the Company, but was also repaid $45,000 by the Company. The balance due to the former chief executive officer from these advances was $345,541at June 30, 2019. The advances are unsecured and are payable on demand.

Loans Payable – Related Parties

As of June 30, 2019 and December 31, 2018, a combined total of $345,541 and $387,841 was owed to the chief financial officer and chief executive officer, respectively, for short-term, interest-free advances to the Company (see separate notes above).

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	June 30, 2019	December 31, 2018
Convertible note payable (a)	$102,500	$102,500
Convertible note payable (b)	130,000	216,000
Convertible note payable (c)	120,000	120,000
Debt discount – unamortized balance	(15,682)	(45,376)
Convertible note payable, net	$336,818	$393,124

(a) On March 20, 2018, the Company issued a convertible note with principal amount of $80,250. The note was issued for a purchase price of $75,000, with an original issue discount of $5,250. The convertible note was due six months from funding and, accordingly, was treated as current liability. In connection with the issuance of the convertible note, the Company issued to the holders of the convertible note, two-year warrants to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, subject to adjustment. The warrants were valued at $43,046 which is treated as a debt issuance discount. This note is convertible into common stock at a variable conversion rate commencing 180 days after issuance. On September 30, 2018, the Company entered into a note amendment with the note settlement amount amended to $90,000 and note expiry date extended to March 30, 2019. Additionally, the warrants to purchase the original 75,000 shares of common stock will be settled by the Company through $12,500 to be paid to the warrant holder no later than March 30, 2019, or the issuance of 37,500 shares of common stock, at the option of the holder, per the modified terms. The change of conversion feature from the note amendment is considered to be a debt modification which resulted in loss on extinguishment of debt of $22,250. The outstanding balance on the note totaled $91,624 at December 31, 2018 (including principal of $102,500 and unamortized debt discount of $10,876). During the six months ended June 30, 2019, the Company amortized the remaining $10,876 of debt discount, leaving no unamortized balance at June 30, 2019. On March 15, 2019, the Company entered into an agreement with the note holder to extend the agreement to May 31, 2019. The extension covers both the maturity date of the notes and the Company’s obligations to purchase the notes and the related warrants. At June 30, 2019, the note was past due and is due on demand and the warrant was exercisable. Because the agreement was extended subsequent to June 30, 2019, no adjustment was made in the number of shares of common stock issuable upon exercise of the warrants or the conversion price of the convertible note as a result of the anti-dilution provisions of the warrant or the convertible note (see Note 10).

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(b) On October 12, 2018, the Company issued a non-interest bearing convertible note to an unaffiliated party in the principal amount of $216,000, with a $36,000 original issuance discount, for cash proceeds of $180,000. The convertible note is payable on November 30, 2019. The note is convertible into common stock at a purchase price of the conversion securities in the next financing. The outstanding balance on the note totaled $189,000 at December 31, 2018 (including principal of $216,000 and unamortized debt discount of $27,000). During the six months ended June 30, 2019, the Company repaid $50,000 of the note and entered into a Securities Purchase Agreement with the note holder in which $36,000 was converted into shares of the Company’s common stock (see Note 7). Also during the six months ended June 30, 2019, the Company amortized $14,727 of debt discount, leaving an unamortized balance of $12,273 at June 30, 2019. The outstanding balance on the note totaled $117,727 at June 30, 2019 (including principal of $130,000 and unamortized debt discount of $12,273).

(c) On October 17, 2018, Lucid Marketing Inc. entered into an agreement with FirstFire Global Opportunities Fund, LLC to buy out the outstanding principal amount and accrued interest of the promissory note at $120,000, with a $10,000 original issuance discount. The note is non-interest bearing and matures on November 30, 2019. The note is convertible into common stock at a purchase price of the conversion securities in the next financing. The outstanding balance on the note totaled $112,500 at December 31, 2018 (including principal of $120,000 and unamortized debt discount of $7,500). During the six months ended June 30, 2019, the Company amortized $4,091 of debt discount, leaving an unamortized balance of $3,409 at June 30, 2019. The outstanding balance on the note totaled $116,591 at June 30, 2019 (including principal of $120,000 and unamortized debt discount of $3,409).

See Note 4 in connection with the issuance of a convertible note in the principal amount of $80,250 to the Company’s chief financial officer.

NOTE 6 – LOAN PAYABLE TO A BANK

In May 2019, the Company entered into a loan agreement with a bank under which the Company can borrow up to $1,250,000. The loan bears interest at the prime rate plus 0.75% per annum and is due on May 19, 2020. The loan is secured by all of the assets of the Company. Payment of the Company’s obligations to the bank are guaranteed by two individuals. As consideration for the guarantees, the Company issued the two individuals a total of 1,000,000 million shares of the Company’s common stock, which had a value of $400,000 on the date of issuance, based on the market price on that date. The Company treated the issuance of the shares as a financing cost, which was recorded during the six months ended June 30, 2019. The outstanding balance on the note totaled $905,000 at June 30, 2019.

NOTE 7 – CAPITAL STOCK

Authorized Stock

On January 3, 2019, the Company amended and restated its articles of incorporation with the filing with the Secretary of State of Florida of its Amended and Restated Articles of Incorporation (the “Restated Articles”).

Under the Restated Articles, the total number of shares of capital stock which the Corporation shall have authority to issue is 110,000,000 shares, of which (i) 10,000,000 shares are preferred stock, with a par value of $0.0001 per share, and (ii) 100,000,000 shares are common stock, with a par value of $0.0001 per share. The par value of the common stock changed from $0.001 to $0.0001 per share, and the changes are retrospectively reflected in the share capital and additional paid in capital in the accompanying Balance Sheet.

NOTE 7 – CAPITAL STOCK (CONTINUED)

Common Stock

During the six months ended June 30, 2019, the Company issued 50,000 shares of its common stock, valued at $48,500, to the Company’s director of sales in consideration of his agreement to the salary deferral provisions of his employment agreement. The stock was valued at the market price of $0.97 per share. The Company recorded the value of the shares as stock compensation expense during the six months ended June 30, 2019.

During the six months ended June 30, 2019, the Company’s chief operating officer advanced the Company $25,000, which is to be paid, without interest, from the proceeds of the Company’s next financing. In consideration of the loan, the Company issued to the chief operating officer, 25,000 shares of common stock, valued at $25,250, based at the market price of $1.01 per share. The Company has recorded the fair value of the shares as a financing cost as of June 30, 2019.

During the six months ended June 30, 2019, the Company issued 200,000 shares of its common stock, valued at $100,000, to a company for services to be provided by the company. The stock was valued at the market price of $0.50 per share. The Company recorded the value of the shares as stock compensation expense during the six months ended June 30, 2019.

During the six months ended June 30, 2019, a minority stockholder of the Company advanced the Company an aggregate total of $64,000. The advances were non-interest bearing, were unsecured and were payable on demand. In April 2019, the stockholder agreed to convert the outstanding advances into shares of the Company’s common stock by entering into a Securities Purchase Agreement with the Company. Under the agreement, the stockholder purchased 125,000 shares of the Company’s common stock for $100,000 and was granted a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant expires three years from the date of grant. The stockholder purchased the shares with the $64,000 of cash advances and $36,000 from the original issuance discount of his convertible note payable (see Note 5 (b)).

During the six months ended June 30, 2019, in connection with a loan from a bank, the Company issued 1,000,000 shares of its common stock, valued at $400,000, to two individuals. The stock was valued at the market price of $0.40 per share. The Company recorded the value of the shares as a financing cost during the six months ended June 30, 2019 (see Note 6).

Warrants

During the year ended December 31, 2018, in connection with the issuance of its convertible notes payable (see Notes 4 and 5), the Company issued warrants to the note holders to purchase 150,000 shares of the Company’s common stock with an exercise price of $1.20, subject to adjustment (see below). The Company accounted for the warrants as an equity instrument and recognized the warrants under the Black-Scholes valuation model based on the market price of the Company’s common stock on the grant date at the exercise price of $1.20 per share. The holders of the warrants have piggyback registration rights with respect to the shares of common stock issuable upon exercise of the warrants.

The exercise price of the warrants is subject to adjustment in the event of any issuance of common stock or convertible securities with respect to which the purchase price or the conversion or exercise price is less than the exercise price of the warrants. The adjusted exercise price would be the purchase price per share or exercise price per share in the dilutive issuance. Unlike the comparable provisions in the convertible notes, there are no excluded issuances, so any dilutive issuance, even an issuance which would not result in an adjustment of the conversion price of the convertible notes, would result in an adjustment in the exercise price of the warrants. Because the holders of the warrants agreed not to exercise their warrants pursuant to agreements described in Notes 4 and 5, pursuant to which the Company agreed to purchase the holder’s convertible notes and warrants, no adjustment has been made in the exercise price of the warrants, the number of shares subject to the warrants or the conversion price of the convertible notes. At June 30, 2019, the holder’s agreement not to exercise the warrants had expired, and, accordingly, the warrants were exercisable at June 30, 2019. However, subsequent to June 30, 2019, the holders’ agreement not to exercise the warrants was extended to December 31, 2019.

NOTE 7 – CAPITAL STOCK (CONTINUED)

Warrants (continued)

At December 31, 2018, there were 150,000 warrant shares outstanding with an exercise price of $1.20, based on the stated exercise price and without giving effect to any changes resulting from the antidilution provisions of the warrants. There was no aggregate intrinsic value for warrant shares outstanding at December 31, 2018. During the six months ended June 30, 2019, in connection with its Securities Purchase Agreement, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant expires three years from the date of grant. There were no warrants exercised or cancelled during the six months ended June 30, 2019. At June 30, 2019, there were 275,000 warrant shares outstanding with exercise prices of $1.00 and $1.20. There was no aggregate intrinsic value for warrant shares outstanding at June 30, 2019.

NOTE 8 – NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

At the end of 2018, the Company discontinued its restaurant operations. In connection with ceasing operations, the Company classified various assets (including equipment and furniture) as held for sale. During the six months ended June 30, 2019, all of the net assets held for sale from discontinued operations were either sold or disposed of and had no value as of June 30, 2019.

The results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

The following table shows the results of operations of the restaurant operations for the three and six months ended June 30, 2019 and 2018, which are included in the net loss from discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$-	$133,755	$-	$283,150
Cost of goods sold	-	48,614	-	123,997

Gross profit	-	85,141	-	159,153

Operating expenses	153,989	247,781	207,515	509,846

Loss from discontinued operations	$(153,989)	$(162,640)	$(207,515)	$(350,693)

NOTE 9 – COMMITMENTS

On May 1, 2019, the Company entered into an employment agreement with Mitch Ghen D.O., pursuant to which the Company agreed to employ Dr. Ghen as its chief science officer for a term commencing on June 1, 2019 and ending on May 31, 2024. As consideration for his services, the Company agreed to (i) pay Dr. Ghen a salary of $5,000 per month for the months of June through August 2019 and $10,000 per month thereafter; (ii) pay Dr. Ghen, if he assists in the placement of the Company’s product, $1,000 for each placement; (iii) if Dr. Ghen provides post-installation training, $250 for each training session; (iv) if Dr. Ghen interprets the results of a PC8B report, $50 for each interpretation; (v) on May 31st of each year, commencing May 31, 2020 and ending May 31, 2024, provided he is then employed by the Company, the Company will issue to Dr. Ghen 150,000 shares of common stock; and (vi) on June 1 of each year, commencing June 1, 2020 and ending June 1, 2023, provided he is employed by the Company on that date, the Company will issue to Dr. Ghen a three-year warrant to purchase 150,000 shares of common stock at an exercise price of $1.00 per share. Dr. Ghen will work for us on a part-time basis.

NOTE 10 – SUBSEQUENT EVENTS

Pursuant to an advisory agreement dated July 9, 2019, the Company issued to an advisor a five-year warrant to purchase 280,000 shares of common stock at an exercise price of $0.50 per share for services to be provided by the advisor.

On July 17, 2019, the Company entered into a stock purchase agreement with Justin Anderson, the Company’s chief operating officer and a director, and Stacey Anderson, pursuant to which the Company agreed to purchase from them all of the outstanding capital stock of JAS Practice Management, Inc., a Texas corporation doing business as JAS Consulting, Inc. (“JAS”), and Center for Psychological Development, Inc., an Oklahoma corporation doing business as CPD Integrated Health Care (“CPD”). The purchase price consists of $1,000,000 plus 5,000,000 shares of a newly-created series of preferred stock to be designated as the Series A Preferred Stock, which will automatically be converted into common stock at such date as the closing price on the principal stock exchange or market on which the common stock is traded has a closing price equal to $2.00 per share (subject to adjustment in the event of stock splits, distribution, dividends, reverse splits and other similar recapitalizations).

The purchase is subject to the delivery by JAS and CPD of audited financial statements for the years ended December 31, 2018 and 2017 and unaudited financial statements for the six months ended June 30, 2019 and 2018, and the completion of the Company’s due diligence. The Company will also need to raise the funds to enable it to pay the cash portion of the purchase price.

JAS Consulting provides providing billing, coding, and consulting services to medical practices. CPD, through its physicians, offers primary care and outpatient behavioral health service in seven locations in Oklahoma and Texas.

On August 12, 2019, the Company entered into an extension agreement with its chief financial officer extending to December 31, 2019, the Company’s agreement to pay $90,000 to settle the convertible note held by the chief financial officer in the principal amount of $80,250 and the Company’s agreement to purchase for $12,500 the warrant to purchase 37,500 shares. A prior agreement to extend such date to May 31, 2019 had expired (see Note 4).

On August 12, 2019, the Company entered into an extension agreement with a minority stockholder extending to December 31, 2019, the Company’s agreement to pay $90,000 to settle the convertible note held by the minority stockholder in the principal amount of $80,250 and the Company’s agreement to purchase for $12,500 the warrant to purchase 37,500 shares. A prior agreement to extend such date to May 31, 2019 had expired (see Note 5).

Pursuant to these agreements, the chief financial officer and the minority stockholder agreed not to convert their convertible notes or exercise their warrants prior to December 31, 2019.

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

We have a private label agreement with the manufacturer of the PC8B pursuant to which we are required to make certain minimum purchases of equipment in order to maintain the agreement. The minimum purchases, based on agreed-up pricing, start at $140,000 for the first quarter of this agreement, which is the quarter that ended February 28, 2019, and $202,500 per quarter for the balance of the first contract year, increasing annually to $375,000 for each quarter in the fourth contract year. We are required to make payment at the time the purchase order is placed. If we fail to meet the purchase and payment requirements for any contract quarter, we have 15 business days from the end of the contract quarter to purchase and pay for the shortfall for such quarter, and, in the event that we fail to pay for such shortfall, the agreement shall automatically terminate without any notice. Because of our lack of cash to make our required purchases, during the fourth quarter of 2018, we sold equipment at cost to an entity owned by our chief operating officer in order to generate the cash we needed to purchase the equipment for inventory.

Our business plan contemplates our placing the equipment in a physician’s office, with the physician paying us a fixed monthly fee plus an additional fee per every test performed by the physician, although the terms of the service agreements may vary from customer to customer, depending on the needs of the customer. To date, all of our revenues have been generated by sales to a company which is owned by our chief operating officer and from service fees billed to physicians.

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

On July 17, 2019, we entered into a stock purchase agreement with Justin Anderson and Stacey Anderson pursuant to which we agreed to purchase from them all of the outstanding capital stock of JAS Practice Management, Inc. (“JAS”) and Center for Psychological Development, Inc. (“CPD”). The purchase price consists of $1,000,000 plus 5,000,000 shares of a newly-created series of preferred stock to be designated as the Series A Preferred Stock, which will automatically be converted into common stock at such date as the closing price on the principal stock exchange or market on which the common stock is traded has a closing price equal to $2.00 per share (subject to adjustment in the event of stock splits, distribution, dividends, reverse splits and other similar recapitalizations). The purchase is subject to the delivery by JAS and CPD of audited financial statements for the years ended December 31, 2018 and 2017 and unaudited financial statements for the six months ended June 30, 2019 and 2018, and the completion of our due diligence. Justin Anderson is our chief operating officer and a director, and we presently have an agreement with JAS pursuant to which JAS provides the administrative services for our service agreements with medical practices that have an agreement for the PC8B equipment. JAS provides providing billing, coding, and consulting services to medical practices. CPD, through its physicians, offers primary care and outpatient behavioral health service in seven locations in Oklahoma and Texas. We do not presently have the funds to make the cash portion of the purchase price, and we cannot assure you that we will be able to raise the funds and, if we complete the acquisitions, that we will be able to operate them profitably. Further, if we acquire JAS and CPD, our business will be subject to significant additional risks, including the risks relating to the operation of a business that owns a medical practice. We cannot assure you that we will be able to complete the acquisition of JAS and CPT or that, if we complete the acquisitions, that we will be able to develop these businesses or operate them profitably.

Results of Operations

Results of Operations for the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

Revenue and Cost of Goods Sold

Revenue for the three months ended June 30, 2019 was $7,670. All of the sales during the three months ended June 30, 2019 were for monthly fees and service fees relating to the licensing of the PC8B devices to physicians. There was no cost of goods sold for the three months ended June 30, 2019. Gross profit for the three months ended June 30, 2019 was $7,670. There was no revenue or cost of goods sold for the three months ended June 30, 2018, as operating activities from continuing operations began in the fourth quarter of 2018.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 and 2018 were $378,858 and $35,644, respectively. The increase in operating expenses of $343,214 in 2019 was primarily due to the increase in stock compensation, consulting fees and professional fees. Stock compensation was $148,500 during the three months ended June 30, 2019. There was no stock compensation during the three months ended June 30, 2018.

Other Expenses

Other expenses during the three months ended June 30, 2019 consisted of $12,733 of amortization of debt discount, $414,332 of financing costs and $11,287 of interest expense, totaling to $438,352. Other expenses during the three months ended June 30, 2018 consisted of $93,592 of amortization of debt discount and $4,167 of interest expense, totaling to $97,759.

Net Loss from Continuing Operations

Our net loss from continuing operations for the three months ended June 30, 2019 was $809,540, compared to a net loss from continuing operations of $133,403 for the three months ended June 30, 2018. The increase in the net loss from continuing operations of $676,137 in 2019 was primarily due to the increase in operating expenses.

Results of Operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Revenue and Cost of Goods Sold

Revenue for the six months ended June 30, 2019 was $67,670. Sales of PC8B devices of $60,000 during the six months ended June 30, 2019 were to a company owned by the Company’s chief operating officer, while $7,670 were for monthly fees and service fees relating to the placement of the PC8B devices to physicians. Cost of goods sold for the six months ended June 30, 2019 was $28,000. Gross profit for the six months ended June 30, 2019 was $39,670. There was no revenue or cost of goods sold for the six months ended June 30, 2018, as operating activities from continuing operations began in the fourth quarter of 2018

Operating Expenses

Operating expenses for the six months ended June 30, 2019 and 2018 were $548,483 and $251,907, respectively. The increase in operating expenses of $296,576 in 2019 was primarily due to the increase in consulting fees, professional fees and employee-related costs.

Other Expenses

Other expenses during the six months ended June 30, 2019 consisted of $36,286 of amortization of debt discount, $468,291 of financing costs and $12,680 of interest expense, totaling to $517,257. Other expenses during the six months ended June 30, 2018 consisted of $110,948 of amortization of debt discount and $8,799 of interest expense, totaling to $119,747.

Net Loss from Continuing Operations

Our net loss from continuing operations for the six months ended June 30, 2019 was $1,026,070, compared to a net loss from continuing operations of $371,654 for the six months ended June 30, 2018. The increase in the net loss from continuing operations of $654,416 in 2019 was primarily due to the increase in operating and other expenses.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenues since inception and has discontinued its restaurant business and changed its business operation focusing on establishing ourselves as the U.S. distributor of a medical screening device. As of June 30, 2019, the Company has an accumulated deficit from continuing operations of $8,422,721 and accumulated deficit from discontinued operations of $2,657,977. During the six months ended June 30, 2019, the Company incurred a net loss from continuing operations of $1,026,070 and a net loss from discontinued operations of $207,515, and had a stockholders’ deficit of $1,477,739 as of June 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2019, the Company had cash on hand in the amount of $22,123. The continuing operations of the Company are dependent upon its ability to develop its proposed business of marketing medical devices used for screening, to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. The ability of the Company to raise financing may be impaired by the terms of the Company’s outstanding convertible notes and warrants.

Comparison of the six months ended June 30, 2019 and 2018

As of June 30, 2019, we had $22,123 in cash, negative working capital of $1,905,610 and an accumulated deficit from continuing operations of $8,422,721.

As of December 31, 2018, we had $4,532 in cash, negative working capital of $1,095,732 and an accumulated deficit from continuing operations of $7,396,651.

Cash flows used in operating activities

During the six months ended June 30, 2019, we used cash flows from operating activities from continuing operations of $570,805, compared to $426,729 used in the six months ended June 30, 2018. During the six months ended June 30, 2019, we incurred a net loss from continuing operations of $1,026,070 with $662,780 of non-cash expenses, compared to a net loss of $722,347 and $295,618 of non-cash expenses during the six months ended June 30, 2018.

Cash flows used in investing activities

During the six months ended June 30, 2019, we had purchases of property and equipment of $357,386. During the six months ended June 30, 2018, we had no cash flows from investing activities.

Cash flows provided by financing activities

During the six months ended June 30, 2019, we had proceeds from loans payable from related parties of $217,700, proceeds from a loan payable from a stockholder of $64,000 and proceeds from a loan payable from a bank of $905,000. We used cash to repay loans payable from related parties of $260,000 and to repay convertible debt of $50,000. During the six months ended June 30, 2018, we had proceeds from the issuance of convertible notes payable of $217,500, advances from a related party of $16,000 and advances from stockholder loans of $65,466. The Company used cash of $4,170 to repay a bank loan.

On May 21, 2019, we entered into a loan agreement with Oakwood Bank, pursuant to which Oakwood Bank granted us a $1,250,000 revolving credit facility for which we issued our note due May 19, 2020. During the six months ended June 30, 2019, we borrowed $905,000 on this facility. The payment of our obligations to Oakwood Bank is guaranteed by two individuals, one of whom is a 5% stockholder. In consideration of this guarantee, we issued to the guarantors or their designee a total of 1,000,000 shares of common stock, valued at $400,000, which is treated as a financing cost during the six months ended June 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of June 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of June 30, 2019, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified below.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls of financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, and due to the material weakness described below, management concluded that our internal controls were not effective as of June 30, 2019.

Our management identified the following material weakness: We do not have sufficient personnel in our accounting department to have proper segregation of duties. We also do not have any independent directors to serve on an audit committee. Because of our lack of resources we do not have the personnel or systems necessary for effective internal controls and we do not believe that we will be able to implement effective internal controls until and unless we have developed our business so that it generates sufficient working capital to enable us to do so.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Since March 31, 2019, we issued the following equity securities in transactions not previously reported in our SEC filings.

On June 4, 2019, we issued 200,000 shares of common stock, valued at $100,000, to a company for communication and related services to be provided by the Company.

Pursuant to an advisory agreement dated July 9, 2019, we issued to an advisor a five-year warrant to purchase 280,000 shares of common stock at an exercise price of $0.50 per share for services to be provided by the advisor.

The foregoing issuances were exempt from registration pursuant to an exemption provided by Section 4(a)(2) of the Securities Act of 1933, as transactions not involving a public offering. The certificate for the shares and the warrant bear a restricted stock legend.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of August, 2019.

PRECHECK HEALTH SERVICES, INC.

By:	/s/ Lawrence Biggs
Lawrence Biggs
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Douglas W. Samuelson
Douglas W. Samuelson
Chief Financial Officer
(Principal Financial and Accounting Officer)

