Form 10-Q
period 2019-09-30
PreCheck Health Services, Inc.
filed 2019-11-19
CIK 1654588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,560,417 shares of common stock on November 14, 2019.

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

PreCheck Health Services, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current Assets
Cash	$13,539	$4,532
Accounts receivable - related party	30,000	-
Accounts receivable - other	10,270	-
Prepaid expenses and other current assets	29,028	2,549
Total Current Assets	82,837	7,081

Property and equipment, net	85,747	-
Medical devices held for sale or placement	353,500	70,000
Assets held for sale from discontinued operations	-	177,828
Other assets	3,000	-
Total Other Assets	442,247	247,828

TOTAL ASSETS	$525,084	$254,909

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$133,200	$-
Convertible notes payable, net of discount of $6,273 and $45,376	346,227	393,124
Convertible notes payable - related party, net of discount of $2,215 and $12,129	198,685	188,771
Loans payable - related parties, net of discount of $22,635	317,906	387,841
Loan payable from a bank, net of discount of $253,151	898,099	-
Current liabilities from discontinued operations	96,004	203,077
Total Current Liabilities	1,990,121	1,172,813

Stockholders' Deficit
Preferred stock, par value $0.0001, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized; 15,560,417 and 14,130,417 shares issued and outstanding, respectively	1,556	1,414
Additional paid-in capital	9,765,193	8,927,795
Accumulated deficit	(11,231,786)	(9,847,113)
Total Stockholders' Deficit	(1,465,037)	(917,904)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$525,084	$254,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

PreCheck Health Services, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues:
Related party – product sales	$-	$-	$60,000	$-
Product sales	61,000	-	61,000	-
Service fees	3,600	-	11,270	-
Total revenues	64,600	-	132,270	-

Cost of goods sold	27,504	-	55,504	-
Gross profit	37,096	-	76,766	-

Operating expenses	400,460	25,593	948,943	277,500

Loss from operations	(363,364)	(25,593)	(872,177)	(277,500)

Other expenses
Amortization of debt discount	(115,218)	(78,294)	(197,531)	(189,242)
Financing costs	(6,250)	-	(74,541)	-
Loss on extinguishment of debt	-	(89,000)	-	(89,000)
Interest expense	(9,873)	(4,505)	(22,553)	(13,201)
Total other expenses	(131,341)	(171,799)	(294,625)	(291,443)

LOSS FROM CONTINUING OPERATIONS	(494,705)	(197,392)	(1,166,802)	(568,943)

Discontinued operations:
Loss from discontinued operations	(10,356)	(144,431)	(43,920)	(495,227)
Loss from disposal of assets held for sale from discontinued operations	-	-	(173,951)	-
Loss from discontinued operations	(10,356)	(144,431)	(217,871)	(495,227)

NET LOSS	$(505,061)	$(341,823)	$(1,384,673)	$(1,064,170)

BASIC AND DILUTED LOSS PER SHARE
Loss per share from continuing operations	$(0.03)	$(0.02)	$(0.08)	$(0.07)
Loss per share from discontinued operations	$(0.00)	$(0.02)	$(0.01)	$(0.06)
Net loss per share	$(0.03)	$(0.04)	$(0.09)	$(0.12)

WEIGHTED-AVERAGE SHARES OF COMMON STOCK OUTSTANDING
BASIC AND DILUTED	15,538,569	8,745,417	14,859,813	8,711,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

PreCheck Health Services, Inc.
Condensed Consolidated Statements of Stockholders' Deficit (Unaudited)
Three and Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019 (unaudited)	15,530,417	$1,553	$9,601,406	$(10,726,725)	$(1,123,766)

Fair value of common stock issued in connection with loan payable	30,000	3	24,297	-	24,300

Fair value of stock warrants issued for services	-	-	139,490	-	139,490

Net loss for the three months ended September 30, 2019	-	-	-	(505,061)	(505,061)

Balance, September 30, 2019 (unaudited)	15,560,417	$1,556	$9,765,193	$(11,231,786)	$(1,465,037)

Balance, December 31, 2018	14,130,417	$1,414	$8,927,795	$(9,847,113)	$(917,904)

Fair value of common stock issued for services	250,000	25	148,475	-	148,500

Fair value of common stock issued in connection with loan payable	25,000	2	25,248	-	25,250

Common stock issued under Securities Purchase Agreement	125,000	12	99,988	-	100,000

Fair value of common stock issued in connection with loan guarantees	1,000,000	100	399,900	-	400,000

Fair value of common stock issued in connection with loan payable	30,000	3	24,297	-	24,300

Fair value of stock warrants issued for services	-	-	139,490	-	139,490

Net loss for the nine months ended September 30, 2019	-	-	-	(1,384,673)	(1,384,673)

Balance, September 30, 2019 (unaudited)	15,560,417	$1,556	$9,765,193	$(11,231,786)	$(1,465,037)

Three and Nine Months Ended September 30, 2018

Balance, June 30, 2018 (unaudited)	8,745,417	$8,745	$2,641,463	$(2,642,944)	$7,264

Net loss for the three months ended September 30, 2018	-	-	-	(341,823)	(341,823)

Balance, September 30, 2018 (unaudited)	8,745,417	$8,745	$2,641,463	$(2,984,767)	$(334,559)

Balance, December 31, 2017	8,507,583	$8,507	$2,262,865	$(1,920,597)	$350,775

Fair value of common stock issued for services	197,000	197	184,473	-	184,670

Common stock issued for payment of notes payable	25,000	$25	22,725	-	22,750

Fair value of warrants issued in connection with convertible notes	-	-	155,742	-	155,742

Fair value of common stock issued for the purchase of property	15,834	16	15,658	-	15,674

Net loss for the nine months ended September 30, 2018	-	-	-	(1,064,170)	(1,064,170)

Balance, September 30, 2018 (unaudited)	8,745,417	$8,745	$2,641,463	$(2,984,767)	$(334,559)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PreCheck Health Services, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2019	2018
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(1,384,673)	$(1,064,170)

Adjustments to reconcile net loss to net cash used in operating activities from continuing operations:
Loss from discontinued operations	217,871	495,227
Depreciation expense	12,620	-
Amortization of debt discount	197,531	189,242
Fair value of common stock issued for services	148,500	184,670
Fair value of common stock issued in connection with loan payable	25,250	-
Fair value of warrants issued for services	139,490	-
Loss on extinguishment of debt	-	89,000
Changes in Assets and Liabilities
(Increase) Decrease in:
Accounts receivable - related party	(30,000)	-
Accounts receivable	(10,270)	-
Medical devices held for sale or placement	(283,500)	-
Prepaid expenses and other assets	(29,479)	-
(Decrease) Increase in:
Accounts payable and accrued expenses	133,200	-
Net cash used in operating activities from continuing operations	(863,460)	(106,031)
Net cash used in operating activities from discontinued operations	(147,116)	(291,097)
Net cash used in operating activities	(1,010,576)	(397,128)

Cash Flows from Investing Activities
Purchases of property and equipment	(98,367)	-
Net cash used in investing activities from continuing operations	(98,367)	-
Net cash used in investing activities from discontinued operations	-	(618)
Net cash used in investing activities	(98,367)	(618)

Cash Flows from Financing Activities
Proceeds from loans payable - related parties	247,700	-
Repayments of loans payable - related parties	(295,000)	-
Repayment of convertible debt	(50,000)	-
Proceeds from loans payable – bank	1,151,250	-
Common stock issued for cash under Securities Purchase Agreement	64,000	-
Proceeds from issuance of convertible notes	-	287,500
Repayment of loan payable to bank	-	(6,249)
Advances from related parties	-	154,948
Repayment of advances from related parties	-	(39,000)
Net cash provided by financing activities from continuing operations	1,117,950	397,199

Net increase (decrease) in cash	9,007	(547)

Cash beginning of period	4,532	87,102
Cash end of period	$13,539	$86,555

Supplemental cash flows disclosures:
Interest paid	$-	$1,213
Taxes paid	$-	$-

Non-cash Financing and Investing Activities
Fair value of common stock recorded as debt discount on loan payable from bank	$400,000	$-
Debt discount on loan payable from related party	$24,300	$-
Conversion of convertible note payable into common stock	$36,000	$-
Amendment on convertible notes to promissory notes	$-	$410,000
Fair value of warrants issued in connection with convertible notes payable	$-	$155,742
Exchange of notes payable due to related party for convertible notes payable	$-	$75,000
Common stock issued for purchase of property	$-	$15,674
Common stock issued for payment of notes payable	$-	$22,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

PRECHECK HEALTH SERVICES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

NOTE 1 – BASIS OF PRESENTATION

Organization and Operations

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

The Company has two subsidiaries, Hip Cuisine, Inc. (“Hip Cuisine”), a Panama corporation, and Rawkin Juice, Inc., a California corporation. Through December 31, 2018, the Company, through these subsidiaries, operated four restaurants that offered healthy food, coffee and juice, two in Panama and two in California. As of December 31, 2018, the Company had ceased restaurant operations, and had either settled all remaining restaurant leases or had entered into sublease arrangements as of September 30, 2019. The restaurant operations are treated as discontinued operations.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2018 have been omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2018.

Going concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenues since inception and has discontinued its restaurant business and changed its business operation focusing on establishing ourselves as the U.S. distributor of a medical screening device. During the nine months ended September 30, 2019, the Company incurred a net loss of $1,384,673 on revenues of $64,600, and used cash from continuing operations of $863,460, and had a stockholders’ deficit of $1,465,037 as of September 30, 2019. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies and to generate revenue from the sale or placement of its equipment. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of September 30, 2019, the Company had cash on hand of $13,539. The continuing operations of the Company are dependent upon its ability to develop its proposed business of marketing medical devices used for screening, to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. The ability of the Company to raise financing may be impaired by the terms of the Company’s outstanding convertible notes and warrants.

In addition, the Company’s former independent registered public accounting firm, in its report on the Company’s December 31, 2018 financial statements, has raised substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Foreign Currency Translation and Re-measurement

The Company’s functional currency and reporting currency is the U.S. dollar. The functional currency of Hip Cuisine, which operated two restaurants in Panama, is the Panamanian Balboa. All transactions initiated in Panamanian Balboa were translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements.” Since the Panamanian Balboa is pegged with the U.S. dollar at par, the Company recognized no gain or loss on foreign exchange translations during the three and nine months ended September 30, 2019 and 2018. The operations of Hip Cuisine are reflected in loss from discontinued operations.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. Significant estimates are used in the valuation of accounts receivable and allowance for uncollectible amounts, accruals for potential liabilities, valuations of stock-based compensation, realization of deferred tax assets, among others. Actual results could differ from these estimates.

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

Concentrations of Credit Risks

During the three months ended September 30, 2019, 49% and 46% of the Company’s sales were to two customers. During the nine months ended September 30, 2019, 24% and 22% of the Company’s sales were to two customers and 45% of the Company’s sales were to a related party customer. Accounts receivable from the related party accounted for 74% of the Company’s accounts receivable at September 30, 2019.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment and Medical Devices Held for Sale or License

Property and equipment are stated at cost and includes PC8B devices that have been placed as demonstration devices or licensed to physicians and placed in service. PC8B devices are depreciated once they are placed in service. All PC8B devices on hand, and not yet placed into service, were classified as medical devices held for sale or placement and totaled to $353,500 at September 30, 2019. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The Company has determined the estimated useful lives of its property and equipment, as follows:

PC8B Devices	5 Years
Other Equipment	5 Years
Furniture and Fixtures	5 Years

Maintenance and repairs are charged to expense as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income.

The long-lived assets of the Company are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment” (“ASC 360”), whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended September 30, 2019 and 2018, no impairment losses have been identified.

Net Assets Held for Sale from Discontinued Operations

Net assets held for sale from discontinued operations represent equipment and furniture for locations that have met the criteria of “held for sale” accounting, as specified by ASC360. With the cessation of the restaurant operations and the Company’s move out of the restaurant locations during the year ended December 31, 2018, all the existing equipment and furniture still under the Company’s possession were depreciated through the last date of their usage in respective restaurant locations. Assets held for sale from discontinued operations totaled $177,828 at December 31, 2018. During the nine months ended September 30, 2019, all of the net assets held for sale from discontinued operations were disposed of. There were no net assets held for sale from discontinued operations at September 30, 2019.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (continued)

For PC8B devices sold to physicians or other customers, revenue is generally recognized upon shipment, unless the Company has significant performance obligations still to be completed. Revenue for the three months ended September 30, 2019 was $64,600, of which $61,000 related to the sale of devices and $3,600 related to monthly fees and service fees relating to service agreements with physicians. Sales of PC8B devices during the nine months ended September 30, 2019 were $121,000, of which $60,000 were to a company owned by the Company’s chief operating officer, while $11,270 were for monthly fees and service fees relating to agreements with physicians.

The Company also markets the PC8B pursuant to agreements which provide that the Company will place the equipment in the medical facility. Depending on the terms of the agreement with the medical facility, the Company may receive both a monthly fixed fee and transactional fees based on the tests and services performed by the Company. For PC8B devices placed with physicians or other customers under these customer agreements, the Company is not obligated to provide any services to the customer. The customer is billed by the Company for a monthly fee and a fee based on the number of tests completed by the customer and the fees per test completed are fixed as documented in the agreement. Revenue under these agreements is generally recognized when the tests are completed. The Company recognized $3,600 and $11,270 of revenue under this type of agreement, which are reflected on the statement of operations as service fees, during the three and nine months ended September 30, 2019, respectively.

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

For the nine months ended September 30, 2018, the Company accounted for stock-based compensation issued to non-employees, including consultants, in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

During the three and nine months ended September 30, 2019, stock-based compensation expense from shares of common stock or warrants issued to consultants or employees for services totaled to $139,490 and $287,990, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company recorded a valuation allowance against its deferred tax assets as of September 30, 2019 and December 31, 2018. As of September 30, 2019, and December 31, 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of outstanding shares of common stock during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding plus the number of additional shares of common stock that would have been outstanding if all dilutive potential common shares had been issued. For the nine months ended September 30, 2019 and 2018, the basic and diluted shares outstanding were the same, as potentially dilutive shares were considered anti-dilutive. At September 30, 2019, the dilutive impact of 705,000 shares of common stock issuable upon exercise of outstanding warrants and 691,750 shares issuable upon conversion of convertible debt have been excluded because their impact on the loss per share is anti-dilutive. At September 30, 2018, there was no dilutive impact of outstanding warrants as there were no warrants outstanding.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on the Company’s financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

	September 30, 2019	December, 31, 2018

PC8B equipment and accessories, including devices under service agreements	$91,780	$-
Furniture and equipment	2,087	-
Software	4,500	-
	98,367	-
Less accumulated depreciation	(12,620)	-
	$85,747	$-

During the three and nine months ended September 30, 2019, depreciation expense was $6,500 and $12,620, respectively. There was no depreciation expense during the three and nine months ended September 30, 2018.

With the cessation of the restaurant operations during the year ended December 31, 2018, the Company recognized a loss on disposal of leasehold improvements of $279,793, and the remaining furniture and equipment at its restaurant locations, with a net book value of $177,828, was reclassified as assets held for sale from discontinued operations as of December 31, 2018 (see Note 8).

NOTE 4 – NOTES PAYABLE – RELATED PARTY

Convertible Notes Payable – Related Party

	September 30, 2019	December 31, 2018
Convertible note payable (a)	$102,500	$102,500
Convertible note payable (b)	98,400	98,400
Debt discount – unamortized balance	(2,215)	(12,129)
Convertible note payable, net	$198,685	$188,771

(a) On March 20, 2018, the Company issued a convertible note with principal amount of $80,250 to its chief financial officer. The note was issued for a purchase price of $75,000, with an original issue discount of $5,250 and had a maturity date of September 20, 2018. In connection with the issuance of the convertible note, the Company issued to the chief financial officer, two-year warrants to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, subject to adjustment. The warrants were valued at $43,046, which was treated as a debt issuance discount. The principal of the Notes is convertible, at the option of the holder, in whole or in part, into Conversion Securities at a price per Conversion Security that the Conversion Securities are being sold to other investors. The Conversion Securities issued to the holders of the Notes, both as a result of an optional conversion or an automatic conversion, will be the same as the Conversion Securities issued to the investors in the Next Financing.

NOTE 4 – NOTES PAYABLE – RELATED PARTY (CONTINUED)

On September 30, 2018, the Company entered into an agreement with the chief financial officer pursuant to which the Company agreed to pay $90,000 to settle the convertible note described in the previous paragraph on or prior to December 31, 2018, and the Company would purchase the warrants for $12,500 no later than December 31, 2018, unless the chief financial officer agreed to accept 37,500 shares of common stock in exchange for the warrant. Pursuant to the agreement, the chief financial officer agreed not to convert the note or exercise the warrant prior to December 31, 2018. The change of conversion feature from the agreement is considered to be a debt modification which resulted in loss on extinguishment of debt of $22,250. As of December 31, 2018, the amount due to the chief financial officer in respect of the promissory note and warrants was $102,500, which could be satisfied by a payment of $90,000 and the issuance of 37,500 shares of common stock. The outstanding balance on the note totaled $102,500 at December 31, 2018 and the unamortized debt discount as of that date was $2,079. During the nine months ended September 30, 2019, the Company amortized the remaining $2,079 of debt discount, leaving no unamortized balance at September 30, 2019. The outstanding balance on the note totaled $102,500 at September 30, 2019.

On March 15, 2019, the Company entered into an agreement with the chief financial officer to extend the Company’s payment obligation to May 31, 2019. The extension covers both the maturity date of the notes and the Company’s obligations to purchase the notes and the related warrants. On August 12, 2019, the Company and the chief financial officer agreed to extend the agreement to December 31, 2019. The extension covers both the maturity date of the notes and the Company’s obligations to purchase the notes and the related warrants.

(b) On November 26, 2018, the Company issued a non-interest bearing convertible note due November 30, 2019 to the chief financial officer in the principal amount of $98,400, reflecting an original issuance discount of $16,400. The note was issued in respect to advances made to and on behalf of the Company in the aggregate amount of $85,000. The convertible note is payable on November 30, 2019. The principal amount of the note is convertible at the option of the holder into such securities as are issued in the next financing, except that the amount of the principal of the note represented by the original issuance discount ($16,400) is automatically converted into securities issued in the next financing. The outstanding balance on the note totaled $98,400 at December 31, 2018 and the unamortized debt discount as of that date was $10,050. During the three and nine months ended September 30, 2019, the Company amortized $3,323 and $7,835 of debt discount, respectively. The outstanding balance on the note totaled $98,000 at September 30, 2019 and the unamortized debt discount as of that date was $2,215.

Loans Payable – Related Parties

	September 30,	December 31,
	2019	2018

Chief financial officer (a)	$39,000	$9,000
Principal stockholder and former Chief executive officer (b)	301,541	378,841
Debt discount - unamortized balance	(22,635)	-
	$317,906	$387,841

NOTE 4 – NOTES PAYABLE – RELATED PARTY (CONTINUED)

(a)

During the year ended December 31, 2018, the chief financial officer made an interest-free advance to the Company for working capital in the amount of $9,000. This amount was outstanding at September 30, 2019 and December 31, 2018. The advance is unsecured and is due on demand. During the nine months ended September 30, 2019, the chief financial officer loaned the Company an additional $30,000, which is to be paid, without interest, from the proceeds of the Company’s next financing. In consideration for the loan, the Company issued 30,000 shares of its common stock to the chief financial officer, valued at $24,300, based at the market price on the date of issuance. The Company recorded the fair value of the shares as a discount to the debt during the nine months September 30, 2019. During the three and nine months ended September 30, 2019, the Company amortized $1,664 of debt discount. The outstanding balance on the note totaled $30,000 at September 30, 2019, and the unamortized debt discount as of that date was $22,636.

(b)

The Company’s former chief executive officer, who resigned on October 15, 2018 and who is a principal stockholder of the Company, periodically made interest-free advances to the Company for working capital purposes and the Company has made periodic repayments to her. The balance due to the former chief executive officer from these advances was $378,841 at December 31, 2018. During the nine months ended September 30, 2019, the former chief executive officer advanced an additional $2,700 to the Company, and the Company repaid $80,000. The balance due to the former chief executive officer from these advances was $301,541 at September 30, 2019. The advances are unsecured and are payable on demand.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	September 30, 2019	December 31, 2018
Convertible note payable (a)	$102,500	$102,500
Convertible note payable (b)	130,000	216,000
Convertible note payable (c)	120,000	120,000
Debt discount – unamortized balance	(6,273)	(45,376)
Convertible note payable, net	$346,227	$393,124

(a)

On March 20, 2018, the Company issued a convertible note with principal amount of $80,250. The note was issued for a purchase price of $75,000, with an original issue discount of $5,250. The convertible note was due six months from funding. In connection with the issuance of the convertible note, the Company issued to the holder of the convertible note, two-year warrants to purchase 75,000 shares of common stock at an exercise price of $1.20 per share, subject to adjustment. The warrants were valued at $43,046 which is treated as a debt issuance discount. On September 30, 2018, the Company entered into a note amendment with the note settlement amount amended to $90,000 and note expiry date extended to March 30, 2019. Additionally, the warrants to purchase the original 75,000 shares of common stock will be settled by the Company through $12,500 to be paid to the warrant holder no later than March 30, 2019, or the issuance of 37,500 shares of common stock, at the option of the holder, per the modified terms. The principal of the Notes is convertible, at the option of the holder, in whole or in part, into Conversion Securities at a price per Conversion Security that the Conversion Securities are being sold to other investors. The Conversion Securities issued to the holders of the Notes, both as a result of an optional conversion or an automatic conversion, will be the same as the Conversion Securities issued to the investors in the Next Financing. The change of conversion feature from the note amendment is considered to be a debt modification which resulted in loss on extinguishment of debt of $22,250. The outstanding balance on the note totaled $102,500 at December 31, 2018 and the unamortized debt discount as of that date was $10,876. During the nine months ended September 30, 2019, the Company amortized the remaining $10,876 of debt discount, leaving no unamortized balance at September 30, 2019.

On March 15, 2019, the Company entered into an agreement with the note holder to extend the Company’s payment obligation to May 31, 2019. The extension covers both the maturity date of the notes and the Company’s obligations to purchase the notes and the related warrants. On August 12, 2019, the Company and the note holder agreed to extend the agreement to December 31, 2019. The extension covers both the maturity date of the notes and the Company’s obligations to purchase the notes and the related warrants.

NOTE 5 – CONVERTIBLE NOTES PAYABLE (CONTINUED)

(b)	On October 12, 2018, the Company issued a non-interest bearing convertible note to an unaffiliated party in the principal amount of $216,000, with a $36,000 original issuance discount, for cash proceeds of $180,000. The convertible note is payable on November 30, 2019. The note is convertible into common stock at a purchase price of the conversion securities in the next financing. The outstanding balance on the note totaled $216,000 at December 31, 2018 and the unamortized debt discount as of that date was $27,000. During the nine months ended September 30, 2019, the Company repaid $50,000 of the note and entered into a Securities Purchase Agreement with the note holder in which $36,000 was converted into shares of the Company’s common stock (see Note 7). During the three and nine months ended September 30, 2019, the Company amortized $7,364 and $22,091 of debt discount, respectively. The outstanding balance on the note totaled $130,000 at September 30, 2019 and the unamortized debt discount as of that date was $4,909.

(c)

On October 17, 2018, an unaffiliated third party acquired the Company’s promissory note in the principal amount of $120,000, which had been issued in March 2018 with a $10,000 original issuance discount. The note is non-interest bearing and matures on November 30, 2019. The note is convertible into common stock at a purchase price of the conversion securities in the next financing. The outstanding balance on the note totaled $120,000 at December 31, 2018 and the unamortized debt discount as of that date was $7,500. During the three and nine months ended September 30, 2019, the Company amortized $2,045 and $6,136 of debt discount. The outstanding balance on the note totaled $120,000 at September 30, 2019 and the unamortized debt discount as of that date was $1,364.

NOTE 6 – LOAN PAYABLE TO A BANK

In May 2019, the Company entered into a loan agreement with a bank under which the Company can borrow up to $1,250,000. The loan bears interest at the prime rate plus 0.75% per annum and is due on May 19, 2020. The loan is secured by all of the assets of the Company. Payment of the Company’s obligations to the bank are guaranteed by two individuals. As consideration for the guarantees, the Company issued the a total of 1,000,000 shares of common stock, which had a value of $400,000, based on the market price of the shares on the date of issuance. The Company treated the issuance of the shares as a discount to the debt, which was recorded at the date of issuance (See Note 7). During the three and nine months ended September 30, 2019, the Company amortized $46,027 and $146,849 of debt discount, respectively. The outstanding balance on the note totaled $1,151,250 at September 30, 2019 and the unamortized debt discount as of that date was $253,151.

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

Common Stock

During the nine months ended September 30, 2019, the Company issued 50,000 shares of its common stock, valued at $48,500, to the Company’s director of sales in consideration of his agreement to the salary deferral provisions of his employment agreement. The stock was valued at the market price of the shares on the date of issuance. The Company recorded the value of the shares as common stock issued for services during the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company issued 200,000 shares of its common stock, valued at $100,000, to a company for services to be provided by the company. The stock was valued at the market price of the shares on the date of issuance. The Company recorded the value of the shares as common stock issued for services during the nine months ended September 30, 2019.

NOTE 7 – CAPITAL STOCK (CONTINUED)

Common Stock (continued)

During the nine months ended September 30, 2019, the Company’s chief operating officer advanced the Company $25,000. In consideration of the loan, the Company issued 25,000 shares of common stock to the chief operating officer, valued at $25,250, based on the market price of the shares on the date of issuance. The Company has recorded the fair value of the shares as a financing cost as of September 30, 2019 (see Note 4).

During the nine months ended September 30, 2019, a minority stockholder of the Company entered into a Securities Purchase Agreement with the Company. Under the agreement, the stockholder purchased 125,000 shares of the Company’s common stock for $100,000 and a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant expires three years from the date of grant. As payment for the purchased shares, the stockholder advanced the Company $64,000 and $36,000 was converted from the stockholder’s convertible note payable (see Note 5b).

During the nine months ended September 30, 2019, the Company’s chief financial officer advanced the Company $30,000. In consideration of the loan, the Company issued 30,000 shares of common stock to the officer, valued at $24,300, based on the market price on the date of issuance. The Company recorded the value of the shares as a discount to the debt during the nine months ended September 30, 2019 (see Note 4).

In May 2019, the Company entered in a loan agreement with a bank as discussed in Note 6. The note required a guarantee that was provided by two individuals. As consideration for the guarantee, the Company issued 1,000,000 shares of its common stock, valued at $400,000. The stock was valued at the market price of the shares on the date of issuance. The Company initially recorded the $400,000 as a financing cost during the period ended June 30, 2019. Management has now concluded that the $400,000 should have been recorded as a discount and amortized over the life of the loan in Accordance with ASC 835-30-545-1. As such, the reported loss from continuing operations for the three and six months ended June 30, 2019 would have been $455,567 and $672,097, respectively, the reported net loss for the three and six months ended June 30, 2019 would have been $609,556 and $978,612, respectively, and the reported net loss per share for the three and six months ended June 30, 2019 would have been $0.04 and $0.06, respectively. As of September 30, 2019, the Company has amortized $146,849 of the debt discount, leaving a remaining discount of $253,151, which will be amortized over the remaining life of the loan.

Warrants

During the year ended December 31, 2018, in connection with the issuance of its convertible notes payable (see Notes 4 and 5), the Company issued warrants to the two note holders to purchase 150,000 shares of the Company’s common stock with an exercise price of $1.20, subject to adjustment (see below). The Company accounted for the warrants as an equity instrument and recognized the warrants under the Black-Scholes valuation model based on the market price of the Company’s common stock on the grant date at the exercise price of $1.20 per share. The holders of the warrants have piggyback registration rights with respect to the shares of common stock issuable upon exercise of the warrants.

The exercise price of the warrants is subject to adjustment in the event of any issuance of common stock or convertible securities with respect to which the purchase price or the conversion or exercise price is less than the exercise price of the warrants. The adjusted exercise price would be the purchase price per share or exercise price per share in the dilutive issuance. Unlike the comparable provisions in the convertible notes, there are no excluded issuances, so any dilutive issuance, even an issuance which would not result in an adjustment of the conversion price of the convertible notes, would result in an adjustment in the exercise price of the warrants. Because the holders of the warrants agreed not to exercise their warrants pursuant to agreements described in Notes 4 and 5, pursuant to which the Company agreed to purchase the holder’s convertible notes and warrants, no adjustment has been made in the exercise price of the warrants, the number of shares subject to the warrants or the conversion price of the convertible notes. On August 12, 2019, the Company entered into an extension agreement with the two note holders. Pursuant to these agreements, the chief financial officer and the minority stockholder agreed not to convert their convertible notes or exercise their warrants prior to December 31, 2019.

During the nine months ended September 30, 2019, in connection with its Securities Purchase Agreement, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The warrant expires three years from the date of grant.

During the nine months ended September 30, 2019, the Company granted a warrant to an advisor to purchase 280,000 shares of its common stock with a fair value of $105,560. The warrant has an exercise price of $0.50 per share and expires five years from the date of grant. The warrant vested on the date of grant. The Company valued the warrant using a Black-Scholes option pricing model.

NOTE 7 – CAPITAL STOCK (CONTINUED)

Warrants (continued)

During the nine months ended September 30, 2019, the Company granted to an employee a warrant to purchase 150,000 shares of its common stock with a fair value of $33,930. The warrant has an exercise price of $1.00 per share and expires three years from the date of grant. The warrant vested on the date of grant. The Company valued the warrant using a Black-Scholes option pricing model.

The assumptions used for valuing the warrants granted during the nine months ended September 30, 2019 are as follows:

Exercise price	$ 0.50 - $ 1.00
Expected dividends	-
Expected volatility	94.8 – 97.4%
Risk free interest rate	1.81 - 1.90%
Expected life of warrants	1.5 - 2.5 years

The table below summarizes the Company’s warrants activities for the nine months ended September 30, 2019:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance

Balance, December 31, 2018	150,000	$1.20	$1.20	$155,742
Granted	555,000	0.50 - 1.00	0.75	139,490
Cancelled	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance, September 30, 2019	705,000	$0.50-1.20	$0.84	$295,232
Vested and exercisable, September 30, 2019	705,000	$0.50-1.20	$0.84	$295,232

The aggregate intrinsic value for warrant shares outstanding at September 30, 2019 was $28,000.

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2019:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.50	280,000	4.75	$0.50	280,000	4.75	$0.50
1.00	275,000	2.61	1.00	275,000	2.61	1.00
1.20	150,000	0.25	1.20	150,000	0.25	1.20

$ 0.50 – 1.20	705,000	3.00	$0.84	705,000	3.00	$0.84

NOTE 8 – NET ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

At the end of 2018, the Company discontinued its restaurant operations. In connection with ceasing operations, the Company classified various assets with a net book value of $177,828 (including equipment and furniture) as held for sale. During the nine months ended September 30, 2019, all of the net assets held for sale from discontinued operations were disposed of resulting in a loss on disposal of $173,951.

The results of operations, financial position and cash flows for these businesses are separately reported as discontinued operations for all periods presented.

The following table shows the results of operations of the restaurant operations for the three and nine months ended September 30, 2019 and 2018, which are included in the net loss from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$-	$91,914	$-	$375,064
Cost of goods sold	-	33,491	-	157,488

Gross profit	-	58,423	-	217,576

Operating expenses	10,356	202,854	43,920	712,803

Discontinued operations:
Loss from discontinued operations	(10,356)	(144,431)	(43,920)	(495,227)
Loss from disposal of assets held for sale from discontinued operations	-	-	(173,951)	-
Loss from discontinued operations	$(10,356)	$(144,431)	$(217,871)	$(495,227)

NOTE 9 – RELATED PARTY TRANSACTIONS

Related Party Sales and Account Receivable

During the nine months ended September 30, 2019, the Company sold two of its PC8B devices to JAS, a company owned by the Company’s chief operating officer. The total revenue recognized on the sales was $60,000. The cost of sales of those units was $27,000, resulting in a gross profit of $33,000, which was recorded during the nine months ended September 30, 2019. As of September 30, 2019, a balance of $30,000 was owed to the Company relating to these sales, which is included in Accounts receivable – related party on the accompanying September 30, 2019 Balance Sheet.

We have a private label agreement with the manufacturer of the PC8B pursuant to which we are required to make certain minimum purchases of equipment in order to maintain the agreement. The minimum purchases, based on agreed-up pricing, start at $140,000 for the first quarter, which is the quarter that ended February 28, 2019, and $202,500 per quarter for the balance of the first contract year, increasing annually to $375,000 for each quarter in the fourth contract year. We are required to make payment at the time the purchase order is placed. If we fail to meet the purchase and payment requirements for any contract quarter, we have 15 business days from the end of the contract quarter to purchase and pay for the shortfall for such quarter, and, in the event that we fail to pay for such shortfall, the agreement shall automatically terminate without any notice. Because of our lack of cash to make our required purchases, during the nine months ended September 30, 2019, we sold $148,500 of equipment at cost to a company owned by our chief operating officer in order to generate the cash we needed to purchase the equipment for inventory. The Company did not recognize in its financial statements revenue (or corresponding cost of sales) on the sale of these devices. The Company is current with its purchase requirements through the period ended September 30, 2019.

Loans Payable – Related Parties

During the nine months ended September 30, 2019, the Company entered into two loan agreements with its chief operating officer and a company owned by the chief operating officer totaling to $215,000. In January 2019, the Company’s chief operating officer loaned the Company $25,000, which was to be paid, without interest, from the proceeds of the Company’s next financing. In consideration for the loan, the Company issued 25,000 shares of its common stock to the chief operating officer, valued at $25,250, based at the market price on the date of issuance. The Company has recorded the fair value of the shares as a financing cost during the nine months September 30, 2019. In March 2019, the Company borrowed $190,000 from the company owned by the chief operating officer under a loan payable agreement. The loan was unsecured, had an interest rate of eight percent and was due on December 31, 2019. During the nine months ended September 30, 2019, all principal and accrued interest was repaid on the loans. As of September 30, 2019, no amounts were outstanding under the loans.

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

Other Related Party Transactions

On January 2, 2019, the Company entered into an agreement with the company owned by the chief operating officer to perform administrative billing services for the Company relating to service agreements the Company has with physicians (see Note 2). Under the agreement, the company owned by the chief operating officer will provide billing services for a physician for all PC8B testing completed by the physician at a fee of $10 or $20 per test, depending on the test There were no such services provided during the periods ending September 30, 2019. The company owned by the chief operating officer also provides the Company with office space in its offices in Denison, Texas for $500 per month.

See Note 10 with respect to an acquisition agreement relating to the proposed acquisition of two companies owned by the chief operating officer and his spouse.

NOTE 10 – COMMITMENTS

Employment Agreements

On May 1, 2019, the Company entered into an employment agreement with Mitch Ghen D.O., pursuant to which the Company agreed to employ Dr. Ghen as its chief science officer for a term commencing on June 1, 2019 and ending on May 31, 2024. As consideration for his services, the Company agreed to (i) pay Dr. Ghen a salary of $5,000 per month for the months of June through August 2019 and $10,000 per month thereafter; (ii) pay Dr. Ghen, if he assists in the placement of the Company’s product, $1,000 for each placement; (iii) if Dr. Ghen provides post-installation training, $250 for each training session; (iv) if Dr. Ghen interprets the results of a PC8B report, $50 for each interpretation; (v) on May 31st of each year, commencing May 31, 2020 and ending May 31, 2024, provided he is then employed by the Company, the Company will issue to Dr. Ghen 150,000 shares of common stock; and (vi) on June 1 of each year, commencing June 1, 2020 and ending June 1, 2023, provided he is employed by the Company on that date, the Company will issue to Dr. Ghen a three-year warrant to purchase 150,000 shares of common stock at an exercise price of $1.00 per share. Dr. Ghen will work for the Company on a part-time basis.

Lease Agreements

The Company’s subsidiaries entered into leases for its four restaurant properties, two of which were in Panama and two in the United States. The Company no longer operates any of the restaurants and as of December 31, 2018, was seeking to negotiate a termination of the four leases or to find a sub-tenant. At December 31, 2018, the Company did not have any lease obligations with respect to its continuing operations and owed a total of $38,265 with respect to its leases, which was included in Current Liabilities from Discontinued Operations in the December 31, 2018 Balance Sheet.

During the first quarter of 2019, the Company negotiated settlements on three of the leases and entered into a sub-lease agreement on the fourth lease. On its two leases in Panama, the Company entered into an agreement with Panamanian officials under which all past and future lease obligations were forgiven in exchange for taking title to the Company’s restaurant property and equipment in Panama. Under the settlement agreement, the Company recorded a loss on the disposal of property and equipment of $111,934 and recorded a gain on the forgiveness of debt of $64,655. These amounts are included in the Company’s Loss from Discontinued Operations during the nine months ended September 30, 2019.

Also during the first quarter of 2019, the Company negotiated a settlement on one of its two leases in the U.S. Under that agreement, the lessor agreed to forgive the Company of its future lease obligations if the Company paid rent through May 2019 and agreed to pay an additional $28,000 at an undetermined date in the future. The Company agreed to that and has recorded the $28,000 liability, which is included in Current Liabilities from Discontinued Operations in the September 30, 2019 Balance Sheet. For its other U.S. lease, the Company entered into an agreement with a sub-tenant, under which the sub-tenant will make payments to the Company in the same amounts the Company owes under its lease throughout the lease period. As such, the Company has not recorded a liability relating to this lease obligation as of September 30, 2019.

NOTE 10 – COMMITMENTS (CONTINUED)

Acquisition Agreement

On July 17, 2019, the Company entered into a stock purchase agreement with the Company’s chief operating officer and his spouse pursuant to which the Company agreed to purchase from them all of the outstanding capital stock of JAS Practice Management, Inc. (“JAS”), and Center for Psychological Development, Inc. (“CPD”). JAS Consulting provides providing billing, coding, and consulting services to medical practices, and provides services to the Company. CPD, through its physicians, offers primary care and outpatient behavioral health service in seven locations in Oklahoma and Texas. The purchase price consists of $1,000,000 plus 5,000,000 shares of a newly-created series of preferred stock to be designated as the Series A Preferred Stock, which will automatically be converted into common stock at such date as the closing price on the principal stock exchange or market on which the common stock is traded has a closing price equal to $2.00 per share (subject to adjustment in the event of stock splits, distribution, dividends, reverse splits and other similar recapitalizations).

The purchase is subject to the delivery by JAS and CPD of audited financial statements for the years ended December 31, 2018 and 2017 and unaudited financial statements for the three months ended March 31, 2019 and 2018, and the completion of the Company’s due diligence. The Company is providing the funding for the financial statement. As of September 30, 2019, we have incurred expenses of $ in connection with such funding, which is reflected as general and administrative expenses.

On August 22, 2019, the Company entered into a stock purchase agreement with the stockholders of LD Technology, LLC (“LD Technology”) and Medical Screening, Inc. (“Medical Screening”) pursuant to which the Company would purchase the capital stock of both corporations. LD Technology is the manufacturer of the Company PC8B equipment and Medical Screening owns the intellectual property.

The purchase price consists of (a) two payments to be made by the Company in the aggregate amount of $12,000,000, with a payment of $5,000,000 being made on the initial closing date and a payment of $7,000,000 within 12 months thereafter and (b) the issuance to the Sellers on the Deferred Closing Date of common stock valued on such date equal to $3,000,000, for a total purchase price of $15,000,000.

The Transaction is subject to customary closing conditions, including payment of the purchase price, the delivery of audited financial statements of LD Technology and Medical Screening for the years ended December 31, 2018 and 2017 and unaudited financial statements for the six months ended June 30, 2019 and 2018, and the satisfactory completion of the Company’s due diligence of the target companies. The Company is funding the preparation of the financial statements. As of September 30, 2019, we have incurred expenses of $ in connection with such funding, which is reflected as general and administrative expenses. Either party can terminate the agreement if the closing has not been completed the later of 90 days from the date of the agreement or 30 days after the receipt of the financial statement.

NOTE 11 – SUBSEQUENT EVENTS

On October 31, 2019, the company agreed to issue 250,000 shares of its common stock to its chief operating officer as part of his employment agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Prior to the fourth quarter of 2018, through our subsidiaries, we operated four restaurants that offered healthy food. In the fourth quarter of 2018, we discontinued the restaurant business. The restaurant business is treated as a discontinued operation.

Our current business is the distribution of a medical screening device, the PC8B, which we purchase from LD Technology, LLC, the manufacturer pursuant to a private label contract. The PC8B medical device is a screening tool designed for use by physicians and medical personnel in managing patient’s health.

We have a private label agreement with the manufacturer of the PC8B pursuant to which we are required to make certain minimum purchases of equipment in order to maintain the agreement. The minimum purchases, based on agreed-up pricing, start at $140,000 for the first quarter, which is the quarter that ended February 28, 2019, and $202,500 per quarter for the balance of the first contract year, increasing annually to $375,000 for each quarter in the fourth contract year. We are required to make payment at the time the purchase order is placed. If we fail to meet the purchase and payment requirements for any contract quarter, we have 15 business days from the end of the contract quarter to purchase and pay for the shortfall for such quarter, and, in the event that we fail to pay for such shortfall, the agreement shall automatically terminate without any notice. Because of our lack of cash to make our required purchases, during the nine months ended September 30, 2019, we sold $148,500 of equipment at cost to a company owned by our chief operating officer in order to generate the cash we needed to purchase the equipment for inventory. The Company did not recognize revenue on the sale of these devices. The Company is current with its purchase requirements through the period ended September 30, 2019.

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

Results of Operations

Results of Operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Revenue and Cost of Goods Sold

Revenue for the three months ended September 30, 2019 was $64,600, of which $61,000 related to the sale of devices and $3,600 related to monthly fees and service fees relating to service agreements with physicians. Cost of goods sold for the three months ended September 30, 2019 was $27,504. Gross profit for the three months ended September 30, 2019 was $37,096. There was no revenue or cost of goods sold for the three months ended September 30, 2018, as operating activities from continuing operations began in the fourth quarter of 2018.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 and 2018 were $400,460 and $25,593, respectively. The increase in operating expenses in 2019 was primarily due to the increase in stock compensation, consulting fees and professional fees. Stock compensation related to the grant of warrants was $139,490 during the three months ended September 30, 2019. There was no stock compensation during the three months ended September 30, 2018.

Other Expenses

Other expenses during the three months ended September 30, 2019 consisted of $115,218 of amortization of debt discount, $6,250 of financing costs and $9,873 of interest expense, totaling to $131,341. Other expenses during the three months ended September 30, 2018 consisted of $78,294 of amortization of debt discount, $89,000 on the loss on the extinguishment of debt and $4,505 of interest expense, totaling to $171,696.

Net Loss

For the reasons described above, our net loss from continuing operations for the three months ended September 30, 2019 was $494,705, or $(0.03) per share (basic and diluted), compared to a net loss from continuing operations of $197,392, or $(0.02) per share (basic and diluted) for the three months ended September 30, 2018. Our net loss from discontinued operations for the three months ended September 30, 2019 was $10,356, or $(0.00) per share (basic and diluted), compared to a net loss from discontinued operations of $341,823, or $(0.02) per share (basic and diluted) for the three months ended September 30, 2018. Our net loss for the three months ended September 30, 2019 was $505,061, or $(0.03) per share (basic and diluted), compared to a net loss of $341,823, or $(0.04) per share (basic and diluted) for the three months ended September 30, 2018.

Results of Operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

Revenue and Cost of Goods Sold

Revenue for the nine months ended September 30, 2019 was $132,270. Sales of PC8B devices during the nine months ended September 30, 2019 were $121,000, of which $60,000 represented sales to a company owned by our chief operating officer, while $11,270 represented revenues for monthly fees and service fees relating to agreements with physicians. Cost of goods sold for the nine months ended September 30, 2019 was $55,504. Gross profit for the nine months ended September 30, 2019 was $76,766. There was no revenue or cost of goods sold for the nine months ended September 30, 2018, as operating activities from continuing operations began in the fourth quarter of 2018.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019 and 2018 were $948,943 and $277,500, respectively. The increase in operating expenses in 2019 was primarily due to the increase in stock compensation, consulting fees, professional fees and employee-related costs.

Other Expenses

Other expenses during the nine months ended September 30, 2019 consisted of $197,531 of amortization of debt discount, $74,541 of financing costs and $22,553 of interest expense, totaling to $294,625. Other expenses during the nine months ended September 30, 2018 consisted of $189,242 of amortization of debt discount, $89,000 on the loss on the extinguishment of debt and $13,201 of interest expense, totaling to $291,443.

Net Loss

For the reasons described above, our net loss from continuing operations for the nine months ended September 30, 2019 was $1,166,802, or $(0.08) per share (basic and diluted), compared to a net loss from continuing operations of $586,943, or $(0.07) per share (basic and diluted) for the nine months ended September 30, 2018. Our net loss from discontinued operations for the nine months ended September 30, 2019 was $217,871, or $(0.01) per share (basic and diluted), compared to a net loss from discontinued operations of $495,227, or $(0.06) per share (basic and diluted) for the nine months ended September 30, 2018. Our net loss for the nine months ended September 30, 2019 was $1,384,673 or $(0.09) per share (basic and diluted), compared to a net loss of $1,064,170, or $(0.12) per share (basic and diluted) for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its cash needs.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have not generated significant revenues since inception and has discontinued its restaurant business and changed its business operation focusing on establishing ourselves as the United States distributor of a medical screening device. During the nine months ended September 30, 2019, we incurred a net loss from continuing operations of $1,166,802 on revenues of $132,270, used cash from continuing operations of $863,460, and had a stockholders’ deficit of $1,465,037 as of September 30, 2019. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon the Company’s ability to generate revenue, to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

In addition, our former independent registered public accounting firm, in its report on our December 31, 2018 financial statements, has raised substantial doubt about our ability to continue as a going concern.

At September 30, 2019, we had cash on hand in the amount of $13,539. Our operations are dependent upon its ability to develop its proposed business of marketing medical devices used for screening, to raise adequate financing and to commence profitable operations in the future and repay its liabilities arising from normal business operations as they become due. Our ability to raise financing may be impaired by the terms of our outstanding convertible notes and warrants.

Comparison of the nine months ended September 30, 2019 and 2018

As of September 30, 2019, we had $13,539 in cash, negative working capital of $1,907,284 and an accumulated deficit of $11,231,786.

As of September 30, 2018, we had $86,555 in cash, negative working capital of $838,347 and an accumulated deficit of $2,984,767.

Cash flows used in operating activities

During the nine months ended September 30, 2019, we used cash flows from operating activities from continuing operations of $863,460, compared to $106,031 used in the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we incurred a net loss from continuing operations of $ 1,166,802 with $523,391 of non-cash expenses, compared to a net loss from continuing operations of $568,943 and $462,912 of non-cash expenses during the nine months ended September 30, 2018.

Cash flows used in investing activities

During the nine months ended September 30, 2019, we had purchases of property and equipment of $98,367, representing the purchase of PC8B units which are held for placement pursuant to service agreements. During the nine months ended September 30, 2018, we had no cash flows from investing activities from continuing operations.

Cash flows provided by financing activities

During the nine months ended September 30, 2019, we had proceeds from loans payable from related parties of $247,700, proceeds from a bank loan of $1,151,250 and proceeds from common stock issued for cash under a Securities Purchase Agreement of $64,000. We used cash to repay loans payable from related parties of $295,000 and to repay convertible debt of $50,000. During the nine months ended September 30, 2018, we had proceeds from the issuance of convertible notes payable of $287,500 and advances from related parties of $154,948. We used cash of $6,249 to repay a bank loan and $39,000 to repay advances from related parties.

Acquisition Agreements

On July 17, 2019, we entered into a stock purchase agreement with our chief operating officer and his spouse pursuant to which we agreed to purchase from them all of the outstanding capital stock of JAS Practice Management, Inc. (“JAS”), and Center for Psychological Development, Inc. (“CPD”). JAS provides providing billing, coding, and consulting services to medical practices, and provides services to us. CPD, through its physicians, offers primary care and outpatient behavioral health service in seven locations in Oklahoma and Texas. The purchase price consists of $1,000,000 plus 5,000,000 shares of a newly-created series of preferred stock to be designated as the Series A Preferred Stock, which will automatically be converted into common stock at such date as the closing price on the principal stock exchange or market on which the common stock is traded has a closing price equal to $2.00 per share (subject to adjustment in the event of stock splits, distribution, dividends, reverse splits and other similar recapitalizations). The purchase is subject to the delivery by JAS and CPD of audited financial statements for the years ended December 31, 2018 and 2017 and unaudited financial statements for the three months ended March 31, 2019 and 2018, and the completion of our due diligence. We are providing the funding for the financial statement.

On August 22, 2019, we entered into a stock purchase agreement with the stockholders of LD Technology, LLC (“LD Technology”) and Medical Screening, Inc. (“Medical Screening”) pursuant to which we would purchase the capital stock of both corporations. LD Technology is the manufacturer of our PC8B equipment and Medical Screening owns the intellectual property. The purchase price consists of (a) two payments to be made by the Company in the aggregate amount of $12,000,000, with a payment of $5,000,000 being made on the initial closing date and a payment of $7,000,000 within 12 months thereafter and (b) the issuance to the Sellers on the Deferred Closing Date of common stock valued on such date equal to $3,000,000, for a total purchase price of $15,000,000. The purchase is subject to customary closing conditions, including payment of the purchase price, the delivery of audited financial statements of LD Technology and Medical Screening for the years ended December 31, 2018 and 2017 and unaudited financial statements for the six months ended June 30, 2019 and 2018, and the satisfactory completion of the Company’s due diligence of the target companies. We are funding the preparation of the financial statements. Either party can terminate the agreement if the closing has not been completed the later of 90 days from the date of the agreement or 30 days after the receipt of the financial statement.

Both of the acquisitions require us to raise substantial funding in order to make the payments required under the agreements. We cannot assure you that we will be able to raise the necessary funding, in which event we will be unable to complete the acquisitions. Further, even if we complete the acquisition, we cannot assure you that we will be able to operate either business profitably. The acquisition of any business is subject to significant risks and we cannot assure you that we will be able to successfully address any such risks.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of September 30, 2018, the Company’s disclosure controls and procedures were not effective due to the material weakness in our internal controls identified below.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls of financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, and due to the material weakness described below, management concluded that our internal controls were not effective as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Since June 1, 2019, we issued the following equity securities in transactions not previously reported in our SEC filings.

Pursuant to an employment agreement dated June 1, 2019, we issued to an employee a three-year warrant to purchase 150,000 shares of common stock at an exercise price of $1.00 per share for services to be provided by the employee.

Pursuant to an advisory agreement dated July 9, 2019, we issued to an advisor a five-year warrant to purchase 280,000 shares of common stock at an exercise price of $0.50 per share for services to be provided by the advisor.

On September 6, 2019, we issued 30,000 shares of common stock, valued at $24,300, to our chief financial officer in consideration for his $30,000 loan to the Company.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of November, 2019.

PRECHECK HEALTH SERVICES, INC.

By:	/s/ Lawrence Biggs
Lawrence Biggs
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Douglas W. Samuelson
Douglas W. Samuelson
Chief Financial Officer
(Principal Financial and Accounting Officer)

